Form 10-K
period 2025-12-31
Grayscale Chainlink Trust ETF
filed 2026-03-12
CIK 1852025

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2025

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _____ to ______

Commission File Number 001-42984

Grayscale Chainlink Trust ETF

SPONSORED BY GRAYSCALE INVESTMENTS SPONSORS, LLC

(Exact Name of Registrant as Specified in Its Charter)

Delaware	86-6368584
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

290 Harbor Drive, 4th Floor Stamford, Connecticut	06902
(Address of Principal Executive Offices)	(Zip Code)

(212) 668-1427

(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Grayscale Chainlink Trust ETF Shares	GLNK	NYSE Arca, Inc.

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐ No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐ No ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☒	Smaller reporting company	☒

		Emerging growth company	☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☒

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

Aggregate market value of registrant’s Shares held by non-affiliates of the registrant, based upon the closing price of a Share on June 30, 2025, as reported by NYSE Arca, Inc. on that date: Not applicable

Number of Shares of the registrant outstanding as of March 6, 2026: 8,722,010

DOCUMENTS INCORPORATED BY REFERENCE: None

i

Industry and Market Data

Although we are responsible for all disclosure contained in this Annual Report on Form 10-K, in some cases we have relied on certain market and industry data obtained from third-party sources that we believe to be reliable. Market estimates are calculated by using independent industry publications in conjunction with our assumptions regarding the Chainlink industry and market. While we are not aware of any misstatements regarding any market, industry or similar data presented herein, such data involves risks and uncertainties and is subject to change based on various factors, including those discussed under the headings “Forward-Looking Statements” and “Item 1A. Risk Factors” in this Annual Report.

Forward-Looking Statements

This Annual Report on Form 10-K contains “forward-looking statements” with respect to the financial conditions, results of operations, plans, objectives, future performance and business of Grayscale Chainlink Trust ETF (the “Trust”). Statements preceded by, followed by or that include words such as “may,” “might,” “will,” “should,” “expect,” “plan,” “anticipate,” “believe,” “estimate,” “predict,” “potential” or “continue,” the negative of these terms and other similar expressions are intended to identify some of the forward-looking statements. All statements (other than statements of historical fact) included in this Annual Report that address activities, events or developments that will or may occur in the future, including such matters as changes in market prices and conditions, the Trust’s operations, the plans of Grayscale Investments Sponsors, LLC (the “Sponsor”), and references to the Trust’s future success and other similar matters are forward-looking statements. These statements are only predictions. Actual events or results may differ materially from such statements. These statements are based upon certain assumptions and analyses the Sponsor made based on its perception of historical trends, current conditions and expected future developments, as well as other factors appropriate in the circumstances. Whether or not actual results and developments will conform to the Sponsor’s expectations and predictions, however, is subject to a number of risks and uncertainties, including, but not limited to, those described in “Part I, Item 1A. Risk Factors.” Forward-looking statements are made based on the Sponsor’s beliefs, estimates and opinions on the date the statements are made and neither the Trust nor the Sponsor is under a duty or undertakes an obligation to update forward-looking statements if these beliefs, estimates and opinions or other circumstances should change, other than as required by applicable laws. Investors are therefore cautioned against relying on forward-looking statements. Factors which could have a material adverse effect on the Trust’s business, financial condition or results of operations and future prospects or which could cause actual results to differ materially from the Trust’s expectations include, but are not limited to, those described in “Item 1A. Risk Factors.”

Summary of Risk Factors

Below is a summary of the principal factors that make an investment in the Shares speculative or risky. This summary does not address all of the risks that we face. Additional discussion of the risks summarized in this risk factor summary, and other risks that we face, can be found below in “Item 1A. Risk Factors.” Some of the factors that could materially and adversely affect our business include, but are not limited to, the following:

Risk Factors Related to Digital Assets

•
Extreme volatility of trading prices that many digital assets, including LINK, have experienced in recent periods and may continue to experience, could have a material adverse effect on the value of the Shares and the Shares could lose all or substantially all of their value.
•
The medium-to-long term value of the Shares is subject to a number of factors relating to the capabilities and development of blockchain technologies and to the fundamental investment characteristics of digital assets.
•
Digital assets represent a relatively new and rapidly evolving industry, and the value of the Shares depends on the acceptance of LINK.
•
Digital assets may have concentrated ownership and large sales or distributions by holders of such digital assets could have an adverse effect on the market price of such digital assets.
•
A temporary or permanent “fork” or a “clone” could adversely affect the value of the Shares.

Risk Factors Related to the Digital Asset Markets

•
Recent developments in the digital asset economy have led to extreme volatility and disruption in digital asset markets, a loss of confidence in participants of the digital asset ecosystem, significant negative publicity surrounding digital assets broadly and market-wide declines in liquidity.
•
The value of the Shares relates directly to the value of LINK held by the Trust, the value of which may be highly volatile and subject to fluctuations.

•
The largely unregulated nature and lack of transparency surrounding the operations of Digital Asset Trading Platforms may adversely affect the value of digital assets and, consequently, the value of the Shares.
•
Digital Asset Trading Platforms may be exposed to front-running and wash-trading.
•
The Index has a limited history and a failure of the Index Price could adversely affect the value of the Shares.
•
Competition from the emergence or growth of other digital assets could have a negative impact on the price of LINK and adversely affect the value of the Shares.

Risk Factors Related to the Trust and the Shares

•
The Trust relies on third-party service providers to perform certain functions essential to the affairs of the Trust and the replacement of such service providers could pose challenges to the safekeeping of the Trust’s LINK and to the operations of the Trust.
•
The liquidity of the Shares may be affected if Authorized Participants cease to perform their obligations under the Participant Agreements or the Liquidity Engager is unable to engage Liquidity Providers.
•
The Shares may trade at a price that is at, above or below the Trust’s NAV per Share as a result of the non-concurrent trading hours between NYSE Arca and the Digital Asset Trading Platform Market.
•
Any suspension or other unavailability of the Trust’s redemption program may cause the Shares to trade at a discount to the NAV per Share.
•
Shareholders may suffer a loss on their investment if the Shares trade above or below the Trust’s NAV per Share.
•
The limited ability to facilitate in-kind creations and redemptions of Shares could have adverse consequences for the Trust.
•
Extraordinary expenses, tax liabilities arising from LINK sales without distributions, indemnification obligations, intellectual property claims, and disruptions from pandemics or other disasters could adversely affect the value of the Shares.

Risk Factors Related to the Regulation of Digital Assets, the Trust and the Shares

•
A determination that LINK or any other digital asset is a “security” may adversely affect the value of LINK and the value of the Shares, and result in potentially extraordinary, nonrecurring expenses to, or termination of, the Trust.
•
Regulatory changes or actions by the U.S. Congress or any U.S. federal or state agencies may affect the value of the Shares or restrict the use of one or more digital assets, validating activity or the operation of their networks or the Digital Asset Markets in a manner that adversely affects the value of the Shares.
•
Regulatory changes or other events in foreign jurisdictions may affect the value of the Shares or restrict the use of one or more digital assets, validating activity or the operation of their networks or the Digital Asset Trading Platform Market in a manner that adversely affects the value of the Shares.
•
The Authorized Participant, the Trust or the Sponsor could be subject to regulation as a money service business or money transmitter, which could result in extraordinary expenses to the Authorized Participant, the Trust or the Sponsor and also result in decreased liquidity for the Shares.
•
Regulatory changes or interpretations could obligate the Trust or the Sponsor to register and comply with new regulations, resulting in potentially extraordinary, nonrecurring expenses to the Trust.
•
The uncertain and evolving tax treatment of the Trust, digital assets, LINK and transactions involving LINK under U.S. federal, state, and local tax laws could adversely affect the value of the Shares.

Risk Factors Related to Potential Conflicts of Interest

•
Conflicts of interest may arise among the Sponsor or its affiliates and the Trust.
•
Shareholders cannot be assured of the Sponsor’s continued services, the discontinuance of which may be detrimental to the Trust.
•
If the Custodian resigns or is removed by the Sponsor, or otherwise, without replacement, it would trigger early termination of the Trust.

Risk Factors Related to Staking

•
The Trust will not be permitted to engage in Staking unless (and, then, only to the extent that) the Staking Condition is satisfied in addition to the Trust satisfying any additional requirements that may arise in connection with the satisfaction of the Staking Condition, which could negatively affect the value of the Shares.
•
Staked LINK tokens will be inaccessible for a period of time, which could result in certain liquidity risk to the Trust.
•
The Trust will be dependent on third parties to effectively execute the Trust’s Staking Arrangements.
•
The regulatory landscape surrounding Staking is uncertain.
•
If the Staking Condition is satisfied, beneficial owners of Shares could incur tax liabilities without receiving corresponding distributions from the Trust.

Unless otherwise stated or the context otherwise requires, the terms “we,” “our” and “us” in this Annual Report refer to the Sponsor acting on behalf of the Trust.

A glossary of industry and other defined terms is included in this Annual Report, beginning on page 109.

v

PART I

Item 1. Business

Overview of the Trust and the Shares

Grayscale Chainlink Trust ETF (formerly known as Grayscale Chainlink Trust (LINK)) (the “Trust”) is a Delaware Statutory Trust that was formed on December 18, 2020, by the filing of the Certificate of Trust with the Delaware Secretary of State in accordance with the provisions of the Delaware Statutory Trust Act.

The Trust’s purpose is to hold Chainlink tokens (“LINK”), which are digital assets that are created and transmitted through the operations of the peer-to-peer Chainlink Network, a decentralized network of computers that operates on cryptographic protocols.

As of December 31, 2025, the Trust holds approximately 0.9% of the LINK in circulation. The size of the Trust’s position does not itself enable the Sponsor or the Trust to participate in or otherwise influence the development of the Chainlink Network. As a decentralized digital asset network, the Chainlink Network consists of several stakeholders, including core developers of LINK, users, services, businesses, validators and other constituencies, of which the Trust is only one constituent. Furthermore, in contrast to other protocols in which token holders participate in the governance of the network, ownership of LINK confers no such rights.

On December 1, 2025, the Trust changed its name from Grayscale Chainlink Trust (LINK) to Grayscale Chainlink Trust ETF by filing a Certificate of Amendment to the Certificate of Trust with the Delaware Secretary of State. Since its inception and prior to listing its Shares on NYSE Arca, the Trust had issued common units of fractional undivided beneficial interest (“Shares”), which represent ownership in the Trust, on a periodic basis to certain “accredited investors” within the meaning of Rule 501(a) of Regulation D under the Securities Act of 1933, as amended (the “Securities Act”) in exchange for deposits of LINK.

On September 17, 2025, the Securities and Exchange Commission (the “SEC”) approved a proposed rule change for new Rule 8.201-E (Generic) pursuant to Rule 19b-4 under the Securities Exchange Act of 1934, as amended (the “Exchange Act”) to amend NYSE Arca, Inc.’s (“NYSE Arca”) listing rules to permit the listing and trading of shares of certain commodity-based exchange-traded products that satisfy certain generic requirements (the “Generic Listing Standards”). On December 1, 2025, NYSE Arca certified its approval for listing and trading of the Shares of the Trust under the Generic Listing Standards and registration of the Shares under the Exchange Act, which began trading on NYSE Arca on December 2, 2025 (the “Uplisting Date”), following the effectiveness of the Trust’s registration statement on Form S-1, as amended (File No. 333-290091), and since then, the Trust issues shares pursuant to the registration statement on a continuous basis. The Shares are listed on NYSE Arca under the ticker symbol “GLNK.”

As a passive investment vehicle, the Trust’s investment objective is for the value of the Shares (based on LINK per Share) to reflect the value of the LINK held by the Trust, determined by reference to the Index Price, less the Trust’s expenses and other liabilities. Pursuant to the terms of the Trust Agreement, although LINK is available on multiple blockchains, the Trust may only hold LINK tokens existing on the Ethereum Network. The Trust does not seek to generate returns beyond tracking the price of LINK. There can be no assurance that the Trust will be able to achieve its investment objective. The Trust will not utilize leverage, derivatives or any similar arrangements in seeking to meet its investment objective.

Until December 31, 2024, Grayscale Investments, LLC was the sponsor and administrator of the Trust. As a result of the Reorganization (as defined herein) on January 1, 2025, Grayscale Investments Sponsors, LLC (“GSIS”) and Grayscale Operating, LLC (“GSO”),consolidated subsidiaries of Digital Currency Group, Inc. (“DCG”), became Co-Sponsors of the Trust. On January 3, 2025, GSO voluntarily withdrew as a Sponsor of the Trust, and effective May 3, 2025 GSIS is the sole remaining Sponsor. Prior to May 3, 2025, all references herein to the “Sponsor” shall be deemed to include both GSIS and GSO as Sponsors unless the context otherwise requires, and on or after May 3, 2025, all references herein to the “Sponsor” shall refer only to GSIS.CSC Delaware Trust Company is the trustee of the Trust (the “Trustee”), The Bank of New York Mellon is the transfer agent (in such capacity, the “Transfer Agent”) and the administrator (in such capacity, the “Administrator”) of the Trust, Continental Stock Transfer & Trust Company is the co-transfer agent of the Trust (the “Co-Transfer Agent”), Coinbase, Inc. is the prime broker (the “Prime Broker”) of the Trust, and Coinbase Custody Trust Company, LLC is the custodian (the “Custodian”) of the Trust.

The Trust issues Shares only in one or more blocks of 10,000 Shares (a block of 10,000 Shares is called a “Basket”) to certain authorized participants (“Authorized Participants”) from time to time.

The Trust creates Baskets of Shares only upon receipt of LINK and redeems Shares only by distributing LINK or proceeds from the disposition of LINK. Authorized Participants may submit orders to create or redeem Shares under one of two procedures, which are referred to as “In-Kind Orders” and “Cash Orders” in this annual report. In connection with In-Kind Orders, Authorized Participants, or their AP Designees, deposit LINK directly with the Trust or receive LINK directly from the Trust. Cash Orders are made through the participation of a Liquidity Provider (as defined herein) and facilitated by the Transfer Agent, as described in “—Description of Creation and Redemption of Shares.”

The Shares are neither interests in nor obligations of the Sponsor or the Trustee. As provided under the Trust Agreement, the Trust’s assets will not be loaned or pledged, or serve as collateral for any loan, margin, rehypothecation, or other similar activity to which the Sponsor, the Trust or any of their respective affiliates are a party.

The Sponsor maintains an internet website at etfs.grayscale.com/glnk, through which the registrant’s annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Exchange Act, as amended, are made available free of charge after they have been filed or furnished to the SEC. Additional information regarding the Trust may also be found on the SEC’s EDGAR database at www.sec.gov.

The contents of the websites referred to above and any websites referred to herein are not incorporated into this filing or any other reports or documents we file with or furnish to the SEC. Further, our references to the URLs for these websites are intended to be inactive textual references only.

Investment Objective

The Trust’s investment objective is for the value of the Shares (based on LINK per Share) to reflect the value of LINK held by the Trust, determined by reference to the Index Price, less the Trust’s expenses and other liabilities. Pursuant to the terms of the Trust Agreement, although LINK is available on multiple blockchains, the Trust may only hold LINK tokens existing on the Ethereum Network.

In the event the Shares trade at a substantial premium, investors who purchase Shares on NYSE Arca will pay substantially more for their Shares than investors who purchase Shares directly from Authorized Participants. The value of the Shares may not reflect the value of the Trust’s LINK, less the Trust’s expenses and other liabilities, for a variety of reasons, including any halting of creations or redemptions by the Trust, LINK price volatility, trading volumes on, or closures of, trading platforms where digital assets trade due to fraud, failure, security breaches or otherwise, and the non-concurrent trading hours between NYSE Arca and the global trading platform market for trading LINK. As a result, the Shares may trade at a premium over, or a discount to, the value of the Trust’s LINK, less the Trust’s expenses and other liabilities, and the Trust may be unable to meet its investment objective from time to time.

From December 2, 2025, the Uplisting Date, to December 31, 2025, the maximum premium of the closing price of the Shares listed on NYSE Arca over the value of the Trust’s NAV per Share was 0.4%, the average premium was 0.1%, the maximum discount of the closing price of the Shares listed on NYSE Arca below the value of the Trust’s NAV per Share was 0.5%, and the average discount was 0.1%. As of December 31, 2025, the Trust’s Shares were listed on NYSE Arca at a premium of 0.21% to the Trust’s NAV per Share. See “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Secondary Market Trading.”

While an investment in the Shares is not a direct investment in LINK, the Shares are designed to provide investors with a cost-effective and convenient way to gain investment exposure to LINK. A substantial direct investment in LINK may require expensive and sometimes complicated arrangements in connection with the acquisition, security and safekeeping of the LINK and may involve the payment of substantial fees to acquire such LINK from third-party facilitators through cash payments of U.S. dollars. Because the value of the Shares is correlated with the value of the LINK held by the Trust, it is important to understand the investment attributes of, and the market for, LINK.

The Trust’s LINK are carried, for financial statement purposes, at fair value, as required by the U.S. generally accepted accounting principles (“U.S. GAAP”). The Trust determines the fair value of LINK based on the price provided by the Digital Asset Market that the Trust considers its principal market as of 4:00 p.m., New York time, on the valuation date. The net asset value of the Trust determined on a U.S. GAAP basis is referred to in this Annual Report as “Principal Market NAV.” See “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Critical Accounting Policies and Estimates—Principal Market and Fair Value Determination” for more information on the Trust’s principal market selection.

The Trust uses the Index Price to calculate its “NAV,” a non-GAAP metric, which is the aggregate value, expressed in U.S. dollars, of the Trust’s assets (other than U.S. dollars or other fiat currency), less the U.S. dollar value of the Trust’s expenses and other liabilities, calculated in the manner set forth under “—Valuation of LINK and Determination of NAV.” “NAV per Share” is calculated by dividing NAV by the number of Shares currently outstanding. NAV and NAV per Share are not measures calculated in accordance with U.S. GAAP. NAV is not intended to be a substitute for the Trust’s Principal Market NAV calculated in accordance with U.S. GAAP, and NAV per Share is not intended to be a substitute for the Trust’s Principal Market NAV per Share calculated in accordance with U.S. GAAP.

Pursuant to the terms of the Trust Agreement, the Trust is required to dissolve under certain circumstances. In addition, the Sponsor may, in its sole discretion, dissolve the Trust for a number of reasons, including if the Sponsor determines, in its sole discretion, that it is desirable or advisable for any reason to discontinue the affairs of the Trust. For example, if the Sponsor determines that LINK is a security under the federal securities laws, whether that determination is initially made by the Sponsor itself, or because a federal court upholds an allegation that LINK is a security, the Sponsor does not intend to permit the Trust to continue holding LINK in a way that would violate the federal securities laws (and therefore would either dissolve the Trust or potentially seek to operate the Trust in a manner that complies with the federal securities laws, including the Investment Company Act of 1940, as amended (the “Investment Company Act”)). See “—Description of the Trust Agreement—Termination of the Trust” for additional discussion of the circumstances under which the Trust could be dissolved. See “Item 1A. Risk Factors—Risk Factors Related to the Trust and the Shares—A

determination that LINK or any other digital asset is a “security” may adversely affect the value of LINK and the value of the Shares, and result in potentially extraordinary, nonrecurring expenses to, or termination of, the Trust.”

Characteristics of the Shares

The Shares are intended to offer investors an opportunity to gain exposure to digital assets through an investment in securities. As of December 31, 2025, each Share represented approximately 0.8878 LINK. The logistics of accepting, transferring and safekeeping of LINK are dealt with by the Sponsor and Custodian, and the related expenses are built into the value of the Shares. Therefore, shareholders do not have additional tasks or costs over and above those generally associated with investing in any other privately placed security.

The Shares have certain other key characteristics, including the following:

•
Easily Accessible and Relatively Cost Efficient. Investors in the Shares can also directly access the Digital Asset Markets. The Sponsor believes that investors will be able to more effectively implement strategic and tactical asset allocation strategies that use LINK by using the Shares instead of directly purchasing and holding LINK, and for many investors, transaction costs related to the Shares will be lower than those associated with the direct purchase, storage and safekeeping of LINK.
•
Market-Traded and Transparent. The Shares are listed on NYSE Arca. The Sponsor believes the quotation of the Shares on NYSE Arca provides investors with an efficient means to implement various investment strategies. The Trust will not hold or employ any derivative securities. Furthermore, the value of the Trust’s assets will be reported each day on etfs.grayscale.com/glnk.
•
Minimal Credit Risk. The Shares represent an interest in actual LINK owned by the Trust. The Trust’s LINK are not subject to borrowing arrangements with third parties and are subject to counterparty and minimal credit risk with respect to the Custodian. This contrasts with the other financial products such as CoinShares exchange-traded notes, TeraExchange swaps and LINK futures and options traded on the Chicago Mercantile Exchange (“CME”) and the Intercontinental Exchange (“ICE”) through which investors gain exposure to digital assets through the use of derivatives that are subject to counterparty and credit risks.
•
Safekeeping System. The Custodian has been appointed to control and secure the LINK for the Trust using offline storage, or “cold storage”, mechanisms to secure the Trust’s private key “shards”. The hardware, software, administration and continued technological development that are used by the Custodian may not be available or cost-effective for many investors.

The Trust differentiates itself from many competing digital asset financial vehicles in the following ways:

•
Custodian. The Custodian that holds the private key shards associated with the Trust’s LINK is Coinbase Custody Trust Company, LLC. Other digital asset financial vehicles that use cold storage may not use a custodian to hold their private keys.
•
Cold Storage of Private Keys. The private key shards associated with the Trust’s LINK are kept in cold storage, which means that the Trust’s LINK are disconnected and/or deleted entirely from the internet. See “—Custody of the Trust’s LINK” for more information relating to the storage and retrieval of the Trust’s private keys to and from cold storage. Other digital asset financial vehicles may not utilize cold storage or may utilize less effective cold storage-related hardware and security protocols.
•
Location of Private Vaults. Private key shards associated with the Trust’s LINK are distributed geographically by the Custodian in secure vaults around the world, including in the United States. The locations of the secure vaults may change regularly and are kept confidential by the Custodian for security purposes.
•
Enhanced Security. Transfers from the Trust’s Vault Balance require certain security procedures, including but not limited to, multiple encrypted private key shards, usernames, passwords and 2-step verification. Multiple private key shards held by the Custodian must be combined to reconstitute the private key to sign any transaction in order to transfer the Trust’s LINK. Private key shards are distributed geographically in secure vaults around the world, including in the United States. As a result, if any one secure vault is ever compromised, this event will have no impact on the ability of the Trust to access its assets, other than a possible delay in operations, while one or more of the other secure vaults is used instead. These security procedures are intended to remove single points of failure in the protection of the Trust’s LINK.
•
Custodian Inspections. The Custodian has agreed to allow the Trust and the Sponsor to take such steps as necessary to verify that satisfactory internal control systems and procedures are in place.
•
Directly Held LINK. The Trust directly owns actual LINK held through the Custodian. This may differ from other digital asset financial vehicles that provide LINK exposure through other means, such as the use of financial or derivative instruments.
•
Sponsor’s Fee. The Sponsor’s Fee is a competitive factor that may influence the value of the Shares.

Activities of the Trust

The activities of the Trust are limited to (i) issuing Baskets in exchange for LINK transferred to the Trust as consideration in connection with the creations, (ii) transferring or selling LINK as necessary to cover the Sponsor’s Fee and/or any Additional Trust Expenses, (iii) transferring LINK in exchange for Baskets surrendered for redemption, (iv) causing the Sponsor to sell LINK on the termination of the Trust, (v) making distributions of Incidental Rights and/or IR Virtual Currency or cash from the sale thereof (subject to NYSE Arca obtaining regulatory approval from the SEC), as described in “—Incidental Rights and IR Virtual Currency” below, (vi) engaging in any form of Staking, but only if (and, then, only to the extent that) the Staking Condition has been satisfied with respect thereto, and (vii) engaging in all administrative and security procedures necessary to accomplish such activities in accordance with the provisions of the Trust Agreement, the Prime Broker Agreement, the Index License Agreement and the Participant Agreements.

The Trust may engage in any lawful activity necessary or desirable in order to facilitate shareholders’ access to Incidental Rights or IR Virtual Currency (subject to NYSE Arca obtaining regulatory approval from the SEC), provided that such activities do not conflict with the terms of the Trust Agreement. See “—Incidental Rights and IR Virtual Currency” for more information. The Trust will not be actively managed. It will not engage in any activities designed to obtain a profit from, or to ameliorate losses caused by, changes in the market prices of LINK.

Incidental Rights and IR Virtual Currency

The Sponsor has notified the Prime Broker, the Custodian and Coinbase Credit, Inc. (“Coinbase Credit”), on behalf of the Trust (such notice, the “Pre-Creation/Redemption Abandonment Notices”) that the Trust will abandon, irrevocably and for no direct or indirect consideration, effective immediately prior to each time at which the Trust creates or redeems Shares (each such time, a “Creation Time” or “Redemption Time”, respectively), all Incidental Rights and IR Virtual Currency to which it would otherwise be entitled as of such time. An abandonment made pursuant to the Pre-Creation/Redemption Abandonment Notices is referred to herein as a “Pre-Creation/Redemption Abandonment.” Pursuant to the Pre-Creation/Redemption Abandonment Notices, a Pre-Creation/Redemption Abandonment would not apply to any Incidental Right or IR Virtual Currency if (i) the Trust has taken, or is taking at such time, an “Affirmative Action” to acquire or abandon such Incidental Right or IR Virtual Currency at any time prior to the relevant Creation Time or Redemption Time or (ii) such Incidental Right or IR Virtual Currency has been subject to a previous Pre-Creation/Redemption Abandonment. An “Affirmative Action” refers to a written notification from the Sponsor to the Prime Broker, the Custodian or Coinbase Credit of the Trust’s intention (i) to acquire and/or retain an Incidental Right and/or IR Virtual Currency or (ii) to abandon, with effect prior to the relevant Creation Time or Redemption Time, an Incidental Right and/or IR Virtual Currency.

As a result of the Pre-Creation/Redemption Abandonment Notices, the Trust generally has abandoned, prior to each relevant Creation Time or Redemption Time, any Incidental Right or IR Virtual Currency that it may have had any right to receive at such time. The Trust has no right to receive any Incidental Right or IR Virtual Currency abandoned pursuant to either the Pre-Creation/Redemption Abandonment Notices or Affirmative Actions. Furthermore, the Prime Broker, the Custodian and Coinbase Credit has/have no authority, pursuant to the Prime Broker Agreement or otherwise, to exercise, obtain or hold, as the case may be, any such abandoned Incidental Right or IR Virtual Currency on behalf of the Trust or to transfer any such abandoned Incidental Right or IR Virtual Currency to the Trust if the Trust terminates its custodial arrangement with the Prime Broker, the Custodian and Coinbase Credit. In addition, the Sponsor has committed to cause the Trust not to take any Affirmative Action to acquire any Incidental Right or IR Virtual Currency and, therefore, irrevocably abandon any Incidental Right and IR Virtual Currency to which the Trust may become entitled in the future.

Because the Sponsor has committed to causing the Trust to irrevocably abandon all Incidental Rights and IR Virtual Currency to which the Trust otherwise would become entitled in the future, and causing the Trust not to take any Affirmative Actions, the Trust will not receive any direct or indirect consideration for the Incidental Rights or IR Virtual Currency and thus the value of the Shares will not reflect the value of the Incidental Rights or IR Virtual Currency. In addition, in the event the Sponsor seeks to change the Trust’s policy with respect to Incidental Rights or IR Virtual Currency, an application would need to be filed with the SEC by NYSE Arca seeking approval to amend its listing rules to permit the Trust to distribute the Incidental Rights or IR Virtual Currency in kind to an agent of the shareholders for resale by such agent. However, there can be no assurance as to whether or when the Sponsor would make such a decision, or when NYSE Arca will seek or obtain this approval, if at all. See “Item 1A. Risk Factors—Risk Factors Related to the Trust and the Shares—Shareholders will not receive the benefits of any forks or airdrops.”

The Sponsor has controls in place to monitor for material hard forks or airdrops. The Sponsor will notify investors of any material change to its policy with respect to Incidental Rights and IR Virtual Currency by filing a current report on Form 8-K.

Staking

Staking on the Chainlink Network refers to using LINK, or permitting LINK to be used through an agent or otherwise, in a staking protocol, in exchange for the receipt of consideration, including, but not limited to, staking rewards paid in-kind (collectively, “Staking”). At this time, none of the Trust, the Sponsor, the Custodian, nor any other person associated with the Trust may, directly or indirectly, engage in Staking of the Trust’s LINK on behalf of the Trust, meaning no action will be taken pursuant to which any portion of the

Trust’s LINK becomes used in any staking protocol or is used to earn additional digital assets or generate income or other earnings, and there can be no assurance that the Trust, the Sponsor, the Custodian or any other person associated with the Trust will ever be permitted to engage in Staking of the Trust’s LINK or such income generating activity in the future. Under current law, there can be no assurance that Staking the Trust’s LINK would be consistent with the intended treatment of the Trust as a grantor trust for U.S. federal income tax purposes.

To the extent the Trust was to satisfy the Staking Condition with respect to a particular form of Staking, in the future the Trust may seek to establish a program to use its LINK in a staking mechanism to receive rewards comprising additional LINK in respect of a portion of its LINK holdings. However, as long as such conditions and requirements have not been satisfied, the Trust will not use its LINK in a staking protocol to receive rewards comprising additional LINK or other digital assets in respect of its LINK holdings. The current inability of the Trust to use its LINK in Staking and receive rewards could place the Shares at a comparative disadvantage relative to an investment in LINK directly or through a vehicle that is not subject to such a prohibition, which could negatively affect the value of the Shares.”

Staking Arrangements and Provider-Facilitated Staking Model

If and when the Staking Condition is satisfied, the Sponsor anticipates that the Trust will enter into written arrangements (the “Staking Arrangements”) with the Custodian and one or more third party staking providers (each, a “Staking Provider”), which may be affiliates of the Custodian or other trusted institutional node operators, to stake the Trust’s LINK to a Staking Provider operating oracle node software and associated hardware (“Provider-Facilitated Staking”). The Sponsor anticipates that the Trust’s LINK will be staked exclusively by means of Provider-Facilitated Staking.

The Staking Provider will be the node operator and will be obligated to operate the node through which the Trust’s LINK is staked to ensure accurate network participation. The Trust’s LINK would be staked directly from the Trust’s wallets administered by the Custodian, and the Staking Provider would perform any related node operation activities. The Trust will retain control of its staked LINK because (1) the staked LINK will remain in the Trust’s wallet administered by the Custodian (rather than transferred to a wallet address controlled by the Staking Provider) and (2) the Trust (rather than the Staking Provider) will retain the ability through the Custodian to un-stake its LINK from the applicable smart contracts. Because staked LINK will remain in the Trust wallet administered by the Custodian, even when staked, the Trust’s LINK will not be commingled with the LINK of any other LINK holder in connection with Staking, such as the Staking Provider or others who stake to the Staking Provider. The Trust will not itself undertake any node operation activities, and the Sponsor will not be required to perform any services. Moreover, the Sponsor will not be required to make any decisions or take any actions, other than (i) selecting the Staking Provider(s) and entering into the corresponding Staking Arrangement(s), and (ii) determining, from time to time, what portion of the Trust’s LINK tokens to stake and un-stake, and informing the Staking Provider(s) of those determinations.

Subject to the Staking Condition being satisfied and subject to compliance with certain related requirements, the Sponsor has sole discretion over whether the Trust will engage in Staking, and there can be no assurance that the Sponsor will cause the Trust to engage in Staking. If the Sponsor causes the Trust to engage in Staking, the Sponsor anticipates that it will engage in staking with respect to all of the Trust’s LINK at all times, except (i) as necessary to pay the Sponsor’s Fee, (ii) as necessary to pay any additional Trust expenses, (iii) as necessary to satisfy existing and reasonably foreseen potential redemption requests (assuming the Trust is then permitted to operate an ongoing redemption program) as determined by the Sponsor, (iv) as necessary to reduce the LINK obtained by the Trust as Staking Consideration to cash for distribution at regular intervals, (v) if the Sponsor determines that Staking raises significant governmental, policy or regulatory concerns or is subject or likely subject to a specialized regulatory regime, (vi) if the Sponsor determines there exists vulnerabilities in the source code or cryptography underlying the Chainlink Network, (vii) if the Custodian or Staking Provider discontinues their arrangements with the Trust, (viii) if the Sponsor otherwise determines that continued Staking of such portion of the Trust’s assets would be inconsistent with the Trust’s purpose of protecting and preserving the value of the Trust Estate, (ix) to fund or replenish the Liquidity Sleeve (as defined herein) or (x) in accordance with any other exception that is expressly contemplated by an opinion, ruling or tax guidance that satisfies the Staking Condition. All LINK received by the Trust in connection with the creation of new Shares, or as Staking Consideration, would also be staked upon receipt by the Trust, unless one or more of the exceptions described in clauses (i)-(ix) above applies. Moreover, any staked LINK which must be un-staked in order to fulfill a distribution in connection with a redemption (to the extent such distribution cannot be fulfilled utilizing the portion of the Trust’s LINK that has not been staked, or through another mechanism to manage liquidity in connection with redemption orders contemplated by an opinion of a Tax Advisor, a Tax Ruling, or Tax Guidance that satisfies the Staking Condition) will be un-staked only after the redemption request is approved by the Trust, the Sponsor executes an un-stake or withdrawal transaction through the Custodian, and such transaction is processed by the Chainlink Network. The Staking Provider will not be able to transfer unstaked LINK or Staking Consideration to another address. Insofar as the Sponsor, in its sole discretion, causes the Trust to engage in Staking, the Sponsor generally intends to seek to stake as much of the Trust's LINK as is practicable (i.e., up to 100%) at all times, with the remainder of the Trust's LINK remaining unstaked in order to address the various exceptions and other considerations described herein, including the satisfaction of the Staking Condition, and the percentage of the Trust's LINK that is staked each day will be reported the following day at 4:00 p.m., New York time, on etfs.grayscale.com/glnk.

In the future and subject to the satisfaction of the Staking Condition thereto, the Sponsor, on behalf of the Trust, may be able to enter into other financing arrangements or implement other mechanisms to manage LINK liquidity constraints, including entering into short-term financing arrangements with its Custodian to provide LINK to the Trust for settlement of trades with the Trust's Liquidity Provider(s), if necessary. These liquidity risk policies and procedures are intended to be consistent with NYSE Arca's proposed generic listing standards. However, there can be no assurance that such arrangements will be available as intended or provide sufficient liquidity to satisfy redemption requests.

Under the Staking Arrangements, any Staking Consideration earned will accrue automatically on a periodic basis by the Chainlink Network to the Trust’s wallets administered by the Custodian. Periodically, the Trust will either (i) distribute LINK received as Staking Consideration to the Trust’s beneficiaries (likely using a liquidating agent), (ii) sell that LINK for cash and distribute the proceeds to the Trust’s beneficiaries, (iii) retain the LINK in the Trust, (iv) pay a portion of the Staking Consideration to the Sponsor (the “Sponsor’s Staking Fee”) as partial consideration for its facilitation of the Staking Arrangements or (v) a combination of the foregoing, in the Sponsor’s sole discretion. Before engaging in Staking, the Sponsor expects to implement a staking policy with respect to the Trust, which describes the frequency of, and conditions under which the Trust will make such distributions, if any, to the Trust’s beneficiaries. The Sponsor will make such staking policy available to shareholders on the Sponsor's website. The Trust (through the Custodian) will maintain control and remain the record and beneficial owner of the staked tokens at all times, and the tokens will remain associated with the Trust’s wallet.

To the extent that the Staking Condition is satisfied and Staking is implemented, the Sponsor anticipates that the Custodian and the Staking Provider will be entitled to receive a portion of the gross Staking Consideration generated under the Staking Arrangements, reflecting the Custodian's fee and the Staking Provider's share of such Staking Consideration, with the remainder received by the Trust. In addition, pursuant to the Trust Agreement and as consideration for the Sponsor's facilitation of the Staking, the Sponsor will be permitted to receive a fee equal to a portion of the Staking Consideration, payable in LINK (or, if applicable, in the form of any Other Staking Consideration), which accrues daily in U.S. dollars in an amount calculated as a per annum percentage of any Staking Consideration received by the Trust, as may be directed by the Sponsor in its sole discretion. The Sponsor's Staking Fee is payable to the Sponsor daily in arrears.

Security and Controls

The Trust’s Custodian has multiple layers of security protocols designed to protect the Trust’s assets from unauthorized access or transfer, which will remain in place when the Trust’s LINK is staked.

The Trust’s LINK will be staked directly from the Trust’s wallets and will not be transferred to any other wallet to be staked. The Chainlink Protocol (a) mandates that the executor of the staking transaction (i.e., the Sponsor on behalf of the Trust) can execute the withdraw function at any time through the Trust’s wallets administered by the Custodian and (b) limits the activities of the Staking Provider to executing only those activities specified by the protocol, such as staking, un-staking and operating nodes. Accordingly, the Staking Provider will not have any control over the Trust’s staked LINK other than to stake or un-stake LINK at the direction of the Sponsor. In particular, the Staking Provider will not be authorized to leverage or rehypothecate the Trust’s LINK tokens. The Staking Provider will also not be able to change the designated wallet addresses to which staked LINK is to be withdrawn or to which Staking Consideration shall be sent.

In addition, the proposed Staking Arrangements will not alter the Trust’s current custody environment or security procedures. The Sponsor expects that the Staking Arrangements will serve as an addendum to the Custodial Services Agreement between the Trust and the Custodian, and the controls currently in place between the Sponsor and the Custodian will also govern the activities related to staking and un-staking LINK, as outlined in the Staking Arrangements.

Secondary Market Trading

While the Trust’s investment objective is for the value of the Shares (based on LINK per Share) to reflect the value of the LINK held by the Trust, determined by reference to the Index Price, less the Trust’s expenses and other liabilities, the Shares may trade in the Secondary Market on NYSE Arca (or on another Secondary Market in the future) at prices that are lower or higher than the NAV per Share. The amount of the discount or premium in the trading price relative to the NAV per Share may be influenced by non-concurrent trading hours and liquidity between NYSE Arca and larger Digital Asset Trading Platforms. While the Shares are listed and trade on NYSE Arca from 4:00 a.m. until 8:00 p.m., New York time, liquidity in the Digital Asset Markets may fluctuate depending upon the volume and availability of larger Digital Asset Trading Platforms. As a result, during periods in which Digital Asset Market liquidity is limited or a major Digital Asset Trading Platform is off-line, trading spreads, and the resulting premium or discount, on the Shares may widen.

Overview of the Chainlink Industry and Market

LINK was created using the ERC-677 standard and relies on the Ethereum Network for key functionality such as storage, transfer and usage. The Chainlink Network also is available on blockchains including Polygon, BNB Chain, Arbitrum, Avalanche, Solana, Base, and Optimism. As a result, it is important to understand the characteristics of layer one blockchain networks in order to understand how LINK and the Chainlink Network operate.

For example, the Ethereum Network is a decentralized network of computers that operates on cryptographic protocols. No single entity owns or operates the Ethereum Network; the network’s infrastructure is collectively maintained by a decentralized user base. The Ethereum Network allows people to exchange tokens of value, called Ether. Transactions are recorded on a public ledger known as a blockchain. The Ethereum Network also allows users to write and implement smart contracts—digital contracts stored on a blockchain that are automatically executed when predetermined conditions are met. Using smart contracts, users can create markets, store registries of debts or promises, represent the ownership of property, move funds in accordance with conditional instructions and create digital assets other than Ether on the Ethereum Network. Moreover, the Ethereum Network has also been used as a platform for creating new digital assets and conducting their associated digital asset sales, including LINK. Digital assets built on the Ethereum Network represent a significant amount of the total market value of all digital assets.

More recently, the Ethereum Network has been used for decentralized finance (“DeFi”) or open finance platforms, which seek to democratize access to financial services, such as borrowing, lending, custody, trading, derivatives and insurance, by removing third-party intermediaries. DeFi can allow users to lend and earn interest on their digital assets, exchange one digital asset for another and create derivative digital assets such as stablecoins, which are digital assets pegged to a reserve asset such as fiat currency. During the year ended December 31, 2025, between approximately $44 billion and $97 billion worth of digital assets were locked up as collateral on DeFi platforms on the Ethereum Network

Introduction to LINK and the Chainlink Network

LINK is the native digital asset for the Chainlink Network. The Chainlink Network is an oracle network designed to connect smart contracts on any blockchain to real-world data, events and off-chain computation. It serves as infrastructure for synchronizing on-chain and off-chain information.

The project was created by Chainlink Labs, formerly known as SmartContract.com (the “Company”), a company founded in 2014 by Sergey Nazarov and Steve Ellis to create a bridge between external data and public blockchains. The Company released the whitepaper for the Chainlink Network in September 2017, and launched the Chainlink Network on the Ethereum Network in May 2019 as a single ETH/USD price feed. The project has since evolved from a simple price feed oracle to a more comprehensive blockchain infrastructure platform supporting cross-chain interoperability, automated smart contract execution and data services. The Company, with support from the Chainlink Foundation, continues to serve as the key development entity for the Chainlink Network. The Chainlink Foundation also manages the Chainlink Reserve, an on-chain reserve of LINK, and conducts LINK buybacks using off-chain revenue from large enterprises that are adopting the Chainlink standard and from on-chain service usage.

LINK is used to pay transaction fees across the Chainlink Network. Additionally, LINK holders can stake LINK to provide security for oracle services and earn rewards. Staked LINK enables an alerting mechanism whereby users can raise alerts if oracle feeds fail to update. Successful alerts are rewarded with 7,000 LINK from the non-circulating supply. Node operators serving the affected feed face a 700 LINK slash on staked deposits for non-performance.

The following oracle services are provided on the Chainlink Network:

•
Data Feeds: Data feeds provide real-time pricing information for various digital assets on-chain for third-party protocols. These feeds have a multi-layer data aggregation system to withstand attacks and network congestion. They are used for DeFi protocols, such as Aave and Compound.
•
Verifiable Random Function: Verifiable random function allows third-party protocols to generate provably fair and verifiable random numbers on-chain. This function is used for NFTs, blockchain gaming, and other decentralized applications.
•
Automation: Automation enables the automatic execution of smart contracts that require third-party inputs. For example, automation could be used to trigger liquidations in DeFi protocols or rebalance DAO treasuries.
•
Cross-Chain Interoperability Protocol: The cross-chain interoperability protocol enables the transfer of information between public and private blockchains.
•
Functions: Functions allows smart contracts to connect to any external data source and run custom computations.
•
Proof of Reserve: Proof of reserve provides auditing for off-chain and on-chain asset reserves.

•
Data Streams: Data streams provide decentralized applications with on-demand access to off-chain market data that can be verified on-chain.

LINK Spot and Futures Markets

LINK spot markets generally allow investors to open accounts with the trading platform and then purchase and sell LINK via websites or mobile applications. Prices for LINK trades on these markets are typically publicly reported. Investors wishing to trade LINK on a digital asset platform must deposit an accepted government-issued currency or previously acquired digital assets into their platform account before they can purchase or sell LINK. This process of setting up an account with a trading platform and executing trades is separate from, and should not be confused with, the process of transferring LINK between addresses on the Ethereum Blockchain. The latter involves activities directly on the Chainlink Network, while trading on digital platforms occurs within the exchange’s order book. The platform generally records an investor’s LINK ownership in its internal books, not on the Ethereum blockchain. LINK is typically not transferred to the investor’s personal wallet unless they request a withdrawal to an off-platform LINK address.

Outside of spot markets, LINK can also be traded over-the-counter (OTC). The OTC market is predominantly institutional, with participants including firms that provide two-sided liquidity for LINK, investment managers, proprietary trading firms, high-net-worth individuals, entities holding significant amounts of LINK, and family offices. The OTC market offers a flexible environment in terms of quotes, pricing, and quantity, though it often involves large quantities of LINK. There is no formal structure to the OTC market, nor an open meeting place for transactions. Parties involved in OTC trades typically agree on the price—often by phone or email—before one party initiates the transfer by sending LINK to the buyer’s LINK address. The buyer would then transfer the agreed-upon currency to the seller’s bank account. OTC trades are sometimes hedged and eventually settled on digital asset trading platforms.

In addition, Chainlink futures and options trading occurs on exchanges in the United States regulated by the CFTC. The market for CFTC-regulated trading of Chainlink derivatives has developed substantially. As of September 30, 2025, CFTC regulated Chainlink futures represented approximately $357.9 million in notional trading volume on Coinbase Derivatives, LLC (“Coinbase Derivatives”), a designated contract market (“DCM”) registered with the CFTC, representing around $367.5 million in open interest. Chainlink futures on Coinbase Derivatives traded around $1.6 million per trading day as of September 30, 2025 and represented around $2.0 million in open interest per trading day. Through the common membership of NYSE Arca and the Coinbase Derivatives LINK futures market in the Intermarket Surveillance Group (“ISG”), NYSE Arca may obtain information regarding trading in the Shares and listed Chainlink derivatives from the Coinbase Derivatives LINK futures market via the ISG and from other exchanges who are members or affiliates of the ISG. Such an arrangement with the ISG and the Coinbase Derivatives LINK futures market allows for the surveillance of LINK futures market conditions and price movements on a real-time and ongoing basis in order to detect and prevent price distortions, including price distortions caused by manipulative efforts. The sharing of surveillance information between NYSE Arca and the Coinbase Derivatives LINK futures market regarding market trading activity, clearing activity and customer identity assists in detecting, investigating and deterring fraudulent and manipulative misconduct, as well as violations of NYSE Arca’s rules and the applicable federal securities laws and rules. NYSE Arca has also implemented surveillance procedures to monitor the trading of the Shares on NYSE Arca during all trading sessions and to deter and detect violations of Exchange rules and the applicable federal securities laws.

Summary of a LINK Transaction

To engage in LINK transactions, a user must take several steps, the specifics of which depend on which blockchain network the transaction is to be completed on. For example, prior to engaging in LINK transactions directly on the Ethereum Network, a user generally must first install on its computer or mobile device an Ethereum Network software program that will allow the user to generate a private and public key pair associated with an Ethereum Network “wallet” address. Ethereum wallet addresses are capable of holding Ether, as well as LINK. The Ethereum Network software program and address also enable the user to connect to the Ethereum Network and transfer LINK to, and receive LINK from, other users.

Each Ethereum Network address, or wallet, is associated with a unique “public key” and “private key” pair. To receive LINK, the LINK recipient must provide its public key to the party initiating the transfer. This activity is analogous to a recipient for a transaction in U.S. dollars providing a routing address in wire instructions to the payor so that cash may be wired to the recipient’s account. The payor approves the transfer to the address provided by the recipient by “signing” a transaction that consists of the recipient’s public key with the private key of the address from where the payor is transferring the LINK. The recipient, however, does not make public or provide to the sender its related private key.

Neither the recipient nor the sender reveal their private keys in a transaction, because the private key authorizes transfer of the funds in that address to other users. Therefore, if a user loses his or her private key, the user may permanently lose access to the LINK contained in the associated address. Likewise, LINK is irretrievably lost if the private key associated with them is deleted and no backup has been made. When sending LINK, a user’s Ethereum Network software program must validate the transaction with the associated private key. In addition, since every computation on the Ethereum Network requires validation power, there is a transaction fee involved with the transfer that is paid by the payor. The resulting digitally validated transaction is sent by the user’s Ethereum Network software program to the Ethereum Network validators to allow transaction confirmation.

Ethereum Network validators record and confirm transactions of LINK, when they add and validate blocks of information to the Ethereum Blockchain. When a validator is selected to validate a block, it creates that block, which includes data relating to (i) the verification of newly submitted and accepted transactions and (ii) a reference to the prior block in the Ethereum Blockchain to which the new block is being added. The validator becomes aware of outstanding, unrecorded transactions through the data packet transmission and distribution discussed above.

Upon the addition of a block of transactions, including LINK transactions, the Ethereum Network software program of both the spending party and the receiving party will show confirmation of the transaction on the Ethereum Blockchain and reflect an adjustment to the LINK balance in each party’s Ethereum Network public key, completing the LINK transaction. Once a transaction is confirmed on the Ethereum Blockchain, it is irreversible.

Some LINK transactions are conducted “off-blockchain” and are therefore not recorded in the Ethereum Blockchain. These “off-blockchain transactions” involve the transfer of control over, or ownership of, a specific digital wallet holding LINK or the reallocation of ownership of certain LINK in a pooled-ownership digital wallet, such as a digital wallet owned by a Digital Asset Trading Platform. In contrast to on-blockchain transactions, which are publicly recorded on the Blockchain, information and data regarding off-blockchain transactions are generally not publicly available. Therefore, off-blockchain transactions are not truly LINK transactions in that they do not involve the transfer of transaction data on the Ethereum Network and do not reflect a movement of LINK between addresses recorded in the Blockchain. For these reasons, off-blockchain transactions are subject to risks as any such transfer of LINK ownership is not protected by the protocol behind the Ethereum Network or recorded in, and validated through, the blockchain mechanism.

Creation of LINK

Unlike other digital assets such as Bitcoin, which are solely created through a progressive mining process, 1.0 billion LINK were created in connection with the launch of the Chainlink Network. No additional LINK can be created. LINK were distributed as follows in connection with the launch of the Chainlink Network:

Initial Sale: 350 million LINK, or 35% of the supply, was sold to investors for $32 million.

Node Operators Pool: 350 million LINK, or 35% of the supply, was reserved for node operators and for ecosystem rewards to fund any further development..

Company Allocation: 300 million LINK, or 30% of the supply, was allocated to the Company.

Limits on LINK Supply

As described above, unlike other digital assets such as Bitcoin or ETH, which are created through a progressive mining or staking process, 1.0 billion LINK were created in connection with the launch of the Chainlink Network and no further LINK can be created according to the Chainlink Network protocol.

As of December 31, 2025, approximately 708 million LINK have entered circulation. The remaining 1.0 billion supply are held in restricted developer wallets or staked on the protocol.

Modifications to the Chainlink Protocol

The Chainlink Network’s development has historically been overseen by the Company, the Chainlink Foundation, and other core developers. The Company and core developers are able to access and alter the Chainlink Network source code and, as a result, they are responsible for official releases of updates and other changes to the Chainlink Network’s source code.

Upgrades to the Chainlink Network are facilitated through the Contract-Upgrade Service, an optional service that is controlled by the Company. Requesting contracts, which are the purchasers of oracle services, may choose whether to migrate to upgraded contracts.

The development of LINK is also impacted by the development of the blockchain networks that the Chainlink Network is available on. For example, core development of the Ethereum source code has increasingly focused on modifications of the Ethereum protocol to increase speed and scalability and also allow for financial and non-financial, next generation uses. The Trust’s activities will not directly relate to such projects. Such projects that operate and are built within the Ethereum Blockchain may increase the data flow on the Ethereum Network and could either “bloat” the size of the Ethereum Blockchain, increase the cost of transacting on the Ethereum Blockchain, or slow confirmation times, thus impacting LINK. If a modification to the Ethereum Network is accepted by only a percentage of validators, a division in the Ethereum ecosystem may occur such that one network will run the pre-modification source code and the other network will run the modified source code. Such a division is known as a “fork” that might affect the Chainlink Network. See “Risk Factors—Risk Factors Related to Digital Assets—A temporary or permanent “fork” or a “clone” could adversely affect the value of the Shares.”

Forms of Attack Against Blockchain Networks

LINK is vulnerable to attacks on the blockchain networks that the Chainlink Network is available on. All networked systems are vulnerable to various kinds of attacks. For example, the Ethereum Network is currently vulnerable to attacks where, if a validator or group of validators acting in concert were to gain control of more than certain thresholds of staked Ether, a malicious actor would be able to gain full control of the network and the ability to manipulate the Blockchain. As of the date of this Annual Report, the top three largest staking pools controlled approximately 38% of the Ether staked on the Ethereum Network.

In addition, many digital asset networks have been subjected to a number of denial of service attacks, which has led to temporary delays in block creation and the transfer of digital assets. Any similar attacks that impact LINK could have a material adverse effect on the price of LINK and the value of the Shares.

Similarly, if an actor or group of actors were able to control a sufficient amount of Chainlink oracles, such actors could manipulate the Chainlink Network by replacing the data presented by oracles and validate incorrect data. See “Item 1A. Risk Factors—Risk Factors Related to Digital Assets—Oracle control may be concentrated in a way where some or all data feeds present misleading information to the blockchain, which could negatively impact the value of LINK and the value of the Shares.”

Market Participants

Clients

Clients are users of the Chainlink Network, those seeking to retrieve information from oracles. As described above, clients may have various requests with regards to their search such as a specific service level agreement or oracle reputation. For example, clients can request an oracle based on total number of assigned requests, total number of completed requests, total number of accepted requests, average time to respond, and total amount of penalty payments.

Oracles

Oracles are data providers on the Chainlink Network that users make requests to. Through a series of smart contracts, the Chainlink Network matches requests from users with oracles that meet their respective requirements. Oracles may be asked to post, or stake, LINK as collateral, which may be forfeited if an oracle fails to perform as expected. Conversely, oracles are compensated in LINK if the data returned to the user is valid.

Validators

Validators range from Ethereum enthusiasts to professional operations that design and build dedicated machines and data centers. When a validator solves a new block, the validator operator receives Ether.

Investment and Speculative Sector

This sector includes the investment and trading activities of both private and professional investors and speculators. Historically, larger financial services institutions are publicly reported to have limited involvement in investment and trading in digital assets, although the participation landscape is beginning to change. Currently, there is relatively limited use of digital assets in the retail and commercial marketplace in comparison to relatively extensive use by speculators, and a significant portion of demand for digital assets is generated by speculators and investors seeking to profit from the short- or long-term holding of digital assets.

Retail Sector

The retail sector includes users transacting in direct peer-to-peer LINK transactions through the direct sending of LINK over the Ethereum Network. The retail sector also includes transactions in which consumers pay for goods and services from commercial or service businesses through direct transactions or third-party service providers, although the use of LINK as a means of payment is still developing and has not been accepted in the same manner as Bitcoin or Ether due to its infancy and because LINK has a different purpose than Bitcoin and Ether.

Service Sector

This sector includes companies that provide a variety of services including the buying, selling, payment processing and storing of LINK. For buying and selling LINK, Bitfinex, Bitstamp by Robinhood, Bullish, Bybit, Crypto.com, Gemini, Kraken, LMAX Digital, and OKX are some of the largest Digital Asset Trading Platforms by volume traded. For storing LINK, Coinbase Custody Trust Company, LLC, the Custodian for the Trust, is a digital asset custodian that provides custodial accounts that store LINK for users. As LINK continues to grow in acceptance, it is anticipated that service providers will expand the currently available range of services and that additional parties will enter the service sector for LINK.

Competition

Thousands of digital assets, as tracked by CoinMarketCap.com, have been developed since the inception of Bitcoin, which is currently one of the most developed digital assets because of the length of time it has been in existence, the investment in the infrastructure that supports it, and the network of individuals and entities that are using Bitcoin in transactions. While LINK has enjoyed some success in its limited history, the aggregate value of outstanding LINK is much smaller than that of Bitcoin and many other digital assets and may be further eclipsed by the more rapid development of other digital assets. The Chainlink Network faces competition from both centralized data solutions and other decentralized data platforms that aim to provide trustworthy data from multiple parties.

LINK Value

Digital Asset Trading Platform Valuation

The value of LINK is determined by the value that various market participants place on LINK through their transactions. The most common means of determining the value of LINK is by surveying one or more Digital Asset Trading Platforms where LINK is traded publicly and transparently. Additionally, there are over-the-counter dealers or market makers that transact in LINK.

Prior to October 1, 2025, the Trust valued the LINK held by the Trust for operational purposes by reference to the CoinDesk Chainlink Price Index (LNX). As of October 1, 2025, the Index is the CoinDesk Chainlink Benchmark Rate (formerly known as the CoinDesk LINK CCIXber Reference Rate).

Digital Asset Trading Platform Public Market Data

On each online Digital Asset Trading Platform, LINK is traded with publicly disclosed valuations for each executed trade, measured by one or more fiat currencies such as the U.S. dollar or euro, or stablecoins such as U.S. Dollar Coin (“USDC”). Over-the-counter dealers or market makers do not typically disclose their trade data.

As of December 31, 2025, the Digital Asset Trading Platforms included in the Index were Bitfinex, Bitstamp by Robinhood, Bullish, Bybit, Crypto.com, Gemini, Kraken, LMAX Digital, and OKX. The Sponsor and the Trust reasonably believe each of these Digital Asset Trading Platforms are in material compliance with applicable licensing requirements based on the inclusion criteria and jurisdiction, as detailed below, and maintain practices and policies designed to comply with anti-money laundering (“AML”) and know-your-customer (“KYC”) regulations.

Bitfinex: A British Virgin Islands based trading platform. Bitfinex does not hold any licenses or registrations in the U.S. and is not available to U.S.-based customers.

Bitstamp by Robinhood: A U.K.-based trading platform that has U.S. operations and entities registered as money service businesses (“MSBs”) with the U.S. Department of Treasury’s Financial Crimes Enforcement Network (“FinCEN”), holds a BitLicense, and that is licensed as a money transmitter in various U.S. states.

Bullish: A Gibraltar-based trading platform that has entities registered as MSBs with FinCEN and as a virtual currency business under the New York State Department of Financial Services’ (“NYDFS”) BitLicense.

Bybit: A United Arab Emirates-based trading platform. Bybit does not hold any licenses or registrations in the U.S. and is not available to U.S. based customers.

Crypto.com: A Singapore-based trading platform that has entities registered as MSBs with FinCEN, and that is licensed as a money transmitter in various U.S. states and chartered as a non-depository trust company by the New Hampshire Banking Department. Crypto.com does not hold a BitLicense.

Gemini: A U.S.-based trading platform that has entities registered as MSBs with FinCEN and that is licensed as a money transmitter in various U.S. states. Gemini is exempt from applying for a BitLicense under the framework established by NYDFS because of their trust charter under New York Banking Law.

Kraken: A U.S.-based trading platform that has entities registered as MSBs with FinCEN, and that is licensed as a money transmitter in various U.S. states, and chartered as a Special Purpose Depository Institution by the Wyoming Division of Banking. Kraken does not hold a BitLicense.

LMAX Digital: A U.K.-based trading platform that has entities registered as a broker with the U.K. Financial Conduct Authority, and that is licensed as an MSB with FinCEN and regulated by the Gibraltar Financial Services Commission.

OKX: A Seychelles-based trading platform. OKX does not hold any licenses or registrations in the U.S. and is not available to U.S.-based customers.

Currently, there are several Digital Asset Trading Platforms operating worldwide, and online Digital Asset Trading Platforms represent a substantial percentage of LINK buying and selling activity and provide the most data with respect to prevailing valuations of LINK. These trading platforms include established trading platforms such as trading platforms included in the Index, which provide a number of options for buying and selling LINK. The below tables reflect the trading volume in LINK and market share of the LINK-U.S. dollar and LINK-USDC trading pairs of each of the Digital Asset Trading Platforms included in the Index as of December 31, 2025 (collectively, “Constituent Trading Platforms”), using data since January 1, 2024:

Digital Asset Trading Platforms included in the Index as of December 31, 2025	Volume (LINK)	Market Share(1)
Kraken	205,934,311	10.68%
Crypto.com	131,807,576	6.84%
Bitstamp by Robinhood	63,632,904	3.30%
Gemini	24,207,543	1.26%
Bitfinex	20,450,176	1.06%
LMAX Digital	6,723,295	0.35%
OKX	2,001,412	0.10%
Total LINK-U.S. Dollar trading pair	454,757,217	23.59%

Digital Asset Trading Platforms included in the Index as of December 31, 2025	Volume (LINK)	Market Share(1)
Bullish	76,137,489	22.53%
Bybit	31,934,473	9.45%
Kraken	6,137,839	1.82%
Total LINK-USDC trading pair	114,209,801	33.80%

(1)
Market share is calculated using trading volume (in LINK) for certain Digital Asset Trading Platforms, including Bitfinex, Bitstamp by Robinhood, Bullish, Bybit, Crypto.com, Gemini, Kraken, LMAX Digital, and OKX, as well as certain other large U.S.-dollar denominated Digital Asset Trading Platforms that were not included in the Index as of December 31, 2025, including Binance (data included from January 23, 2024, Binance.US, Coinbase, GATE (data included from August 1, 2024), itBit, Kucoin, and MEXC (data included from January 20, 2025).

The domicile, regulation and legal compliance of the Digital Asset Trading Platforms included in the Index varies. Information regarding each Digital Asset Trading Platform may be found, where available, on the websites for such Digital Asset Trading Platforms, among other places.

Although the Index is designed to accurately capture the market price of LINK, third parties may be able to purchase and sell LINK on public or private markets not included among the Constituent Trading Platforms of the Index, and such transactions may take place at prices materially higher or lower than the Index Price. Moreover, there may be variances in the prices of LINK on the various Digital Asset Trading Platforms, including as a result of differences in fee structures or administrative procedures on different Digital Asset Trading Platforms. For example, based on data provided by the Index Provider, on any given day during the year ended December 31, 2025, the maximum differential between the 4:00 p.m., New York time, spot price of any single Digital Asset Trading Platform included in the Index and the Index Price was 18.82% and the average of the maximum differentials of the 4:00 p.m., New York time, spot price of each Digital Asset Trading Platform included in the Index and the Index Price was 2.36%. During this same period, the average differential between the 4:00 p.m., New York time, spot prices of all the Digital Asset Trading Platforms included in the Index and the Index Price was 0.01%. All Digital Asset Trading Platforms that were included in the Index throughout the period were considered in this analysis. To the extent such prices differ materially from the Index Price, investors may lose confidence in the Shares’ ability to track the market price of LINK.

The Index and the Index Price

The Index is a U.S. dollar-denominated composite reference rate for the price of LINK. The Index is designed to (1) mitigate the effects of fraud, manipulation and other anomalous trading activity from impacting the LINK reference rate, (2) provide a real-time, volume-weighted fair value of LINK and (3) appropriately handle and adjust for non-market related events.

The Index Price is determined by the Index Provider through a process in which trade data is cleansed and compiled in such a manner as to algorithmically reduce the impact of anomalistic or manipulative trading. This is accomplished by adjusting the weight of each data input based on price deviation relative to the observable set, as well as recent and long-term trading volume at each venue relative to the observable set. The Index Price is calculated using non-GAAP methodology and is not used in the Trust’s financial statements.

All references to the NAV and NAV per Share of the Trust in this report have been calculated using the Index Price unless indicated otherwise.

All references to the NAV and NAV per Share of the Trust in this Annual Report prior to October 1, 2025 have been calculated using the Index Price based on the CoinDesk Chainlink Price Index (LNX) unless otherwise indicated. Effective October 1, 2025, the NAV and NAV per Share of the Trust is calculated using the Index Price based on the CoinDesk Chainlink Benchmark Rate.

Constituent Trading Platform Selection

Digital Asset Trading Platforms are selected for inclusion in the Index based on a methodology developed by the Index Provider in alignment with the International Organization of Securities Commissions (“IOSCO”) Principles for Financial Benchmarks. To qualify as a Constituent Trading Platform, a platform is evaluated across the following core criteria listed below (the “Inclusion Criteria”):

•
Market Quality: Overall liquidity, trading activity, price reliability, and market stability.
•
Security: Cybersecurity safeguards, custody practices, and operational risk controls.
•
Legal and Regulatory: Licensing status, regulatory compliance, and legal transparency.
•
KYC: Assessment of anti-money laundering (“AML”) and know-your-customer (“KYC”) frameworks, transaction monitoring capabilities, and market oversight.
•
Data Provision: Quality, accessibility, and reliability of trading data and technical infrastructure.
•
Transparency: Financial and operational disclosures, including reserve and governance transparency.
•
Team: Assessment of executive leadership, relevant experience, organizational structure, and service offerings across institutional and retail markets.
•
Negative Events: The Index Provider may apply a downward adjustment for material adverse events, including data breaches, regulatory penalties, withdrawal freezes, or other significant incidents.

Trading platforms that meet these Inclusion Criteria are also required to be licensed and able to serve customers in one or more of the following jurisdictions:

•
United States (FinCEN, state regulatory authorities)
•
United Kingdom (FCA)
•
European Union (MiCA passport)
•
Hong Kong (SFC)
•
Singapore (MAS)
•
United Arab Emirates, including the emirates of Dubai and Abu Dhabi (VARA, ADGM)
•
Gibraltar (GFSC)

A Digital Asset Trading Platform is removed from the Constituent Trading Platforms when it no longer satisfies the Inclusion Criteria. The Index Provider may also exclude certain trading platforms that require additional support from such contributing trading platform at its discretion. The Index Provider does not currently include data from over-the-counter markets or derivatives platforms among the Constituent Trading Platforms. Over-the-counter data is not currently included because of the potential for trades to include a significant premium or discount paid for larger liquidity, which creates an uneven comparison relative to more active markets. There is also a higher potential for over-the-counter transactions to not be arms-length, and thus not be representative of a true market price. LINK derivative markets are also not currently included. While the Index Provider has no plans to include data from over-the-counter markets or derivative platforms at this time, the Index Provider will consider IOSCO principles for financial benchmarks, the management of trading venues of LINK derivatives and the aforementioned Inclusion Criteria when considering whether to include over-the-counter or derivative platform data in the future.

The Index Provider and the Sponsor have entered into the index license agreement, dated as of February 1, 2022 (as amended, the “Index License Agreement”), governing the Sponsor’s use of the Index Price. Pursuant to the terms of the Index License Agreement, the Index Provider may adjust the calculation methodology for the Index Price without notice to, or consent of, the Trust or its shareholders. The Index Provider may decide to change the calculation methodology to maintain the integrity of the Index Price calculation should it identify or become aware of previously unknown variables or issues with the existing methodology that it believes could materially impact its performance and/or reliability. The Index Provider has sole discretion over the determination of the Index Price and may change the methodologies for determining the Index Price from time to time. Shareholders will be notified of any material changes to the calculation methodology or the Index Price in the Trust’s current reports and will be notified of all other changes that the Sponsor considers significant in the Trust’s periodic or current reports. The Sponsor will determine the materiality of any changes to the Index Price on a case-by-case basis, in consultation with external counsel.

The Index Provider may change the trading venues that are used to calculate the Index or otherwise change the way in which the Index is calculated at any time. For example, the Index Provider has scheduled monthly reviews in which it may add or remove

Constituent Trading Platforms that satisfy or fail the Inclusion Criteria as well as other requirements detailed in the Index Methodology. The Index Provider does not have any obligation to consider the interests of the Sponsor, the Trust, the shareholders, or anyone else in connection with such changes. While the Index Provider is not required to publicize or explain the changes or to alert the Sponsor to such changes, it has historically notified the Trust of certain changes to the Constituent Trading Platforms, including any additions or removals of the Constituent Trading Platforms, in addition to issuing press releases in connection with the same. The Sponsor will provide updates of such changes in the Trust’s quarterly reports on Form 10-Q. Although the Index methodology is designed to operate without any manual intervention, rare events would justify manual intervention. Intervention of this kind would be in response to non-market-related events, such as the halting of deposits or withdrawals of funds on a Digital Asset Trading Platform, the unannounced closure of operations on a Digital Asset Trading Platform, insolvency or the compromise of user funds. In the event that such an intervention is necessary, the Index Provider would issue a public announcement through its website, API and other established communication channels with its clients.

Determination of the Index Price

The Index, as will be reflected by the CoinDesk Chainlink Benchmark Rate, for LINK is calculated through the application of an algorithm to the price of LINK on the Constituent Trading Platforms calculated every 5 seconds over a 24-hour period. The Index’s algorithm is expected to reflect a five-pronged methodology to calculate the Index Price from the Constituent Trading Platforms for LINK:

•
Volume Weighting: Constituent Trading Platforms with greater liquidity receive a higher weighting in each Index, increasing the ability to execute against (i.e., replicate) the Index in the underlying spot markets. The Index methodology is a volume-weighted real-time price where the latest trade price for each Constituent Trading Platform is weighted based on its trailing 24-hour volume.
•
FX Conversion: The Index algorithm utilizes a volume-weighted real-time FX conversion rate for any trading activity for the relevant Stablecoin-USD pair. This normalizes all trading activity to USD denomination.
•
Outlier Detection Factor: The Index algorithm excludes trade data and price(s) deemed to be an outlier relative to the most recently calculated Index.
•
Inactivity Adjustment: The Index algorithm penalizes stale activity from any given Constituent Trading Platform. When a Constituent Trading Platform does not have recent trading data, the outdated prices and their contribution to the Index calculation are gradually reduced until they are de-weighted to 0.1%. Similarly, once trading activity at a Constituent Trading Platform resumes, the corresponding weighting for that Constituent Trading Platform will no longer be penalized.
•
Manipulation Resistance: In an effort to determine and prioritize the most significant Constituent Trading Platforms (i.e., those that are likely to have the most impact on price discovery) for a given asset, the Index Provider conducts a Constituent Trading Platform selection and review process, which seeks to identify the highest-ranking Constituent Trading Platforms based on both qualitative and quantitative factors. The qualitative review includes legal and regulation, data provision, security, trade monitoring, market quality, and negative events policy, among others. The quantitative review includes review of trading activity for the asset on the given Constituent Trading Platform.

The Index Provider re-evaluates the weighting algorithm on a periodic basis, but maintains discretion to change the way in which an Index Price is calculated based on its periodic review or in extreme circumstances. The Index is designed to limit exposure to trading or price distortion of any individual Digital Asset Trading Platform that experiences periods of unusual activity or limited liquidity by discounting, in real-time, anomalous price movements at individual Digital Asset Trading Platforms.

The Sponsor believes the Index Provider’s selection process for Constituent Trading Platforms as well as the methodology of the Index Price’s algorithm provides a more accurate picture of LINK price movements than a simple average of Digital Asset Trading Platform spot prices, and that the weighting of LINK prices on the Constituent Trading Platforms limits the inclusion of data that is influenced by temporary price dislocations that may result from technical problems, limited liquidity or fraudulent activity elsewhere in the LINK spot market.

By referencing multiple trading venues and weighting them based on trade activity, the Sponsor believes that the impact of any potential fraud, manipulation or anomalous trading activity occurring on any single venue is reduced.

If the Index Price becomes unavailable, or if the Sponsor determines in good faith that such Index Price does not reflect an accurate price for LINK, then the Sponsor will contact the Index Provider to obtain the Index Price directly from the Index Provider. If after such contact such Index Price remains unavailable or the Sponsor continues to believe in good faith that such Index Price does not reflect an accurate price for LINK, then the Sponsor will employ a cascading set of rules to determine the Index Price, as described below in “—Determination of the Index Price When Index Price is Unavailable.”

The Trust values its LINK for operational purposes by reference to the Index Price. The Index Price is the value of a LINK as represented by the Index, calculated at 4:00 p.m., New York time, on each business day.

Illustrative Example

For the purposes of illustration, outlined below are examples of how the attributes that impact weighting and adjustments in the aforementioned methodology may be utilized to generate the Index Price for a digital asset.

For example, Constituent Trading Platforms used to calculate the Index Price of the digital asset may include trading platforms such as Crypto.com, Kraken, LMAX Digital and Bitstamp by Robinhood.

The Index Price algorithm, as described above, is designed to account for manipulation at the outset by only including data from executed trades on Constituent Trading Platforms that charge trading fees. Then, the below-listed elements may impact the weighting of the Constituent Trading Platforms on the Index Price as follows:

•
Volume Weighting: Each Constituent Trading Platform will be weighted to appropriately reflect the trading volume share of the Constituent Trading Platform relative to all the Constituent Trading Platforms during this same period. For example, a weighting of 67.06%, 14.57%, 11.88%, and 6.49% for Crypto.com, Kraken, LMAX Digital and Bitstamp by Robinhood, respectively, would represent each Constituent Trading Platform’s share of trading volume during the preceding 24 hours.
•
Inactivity Adjustment: Assume that a Constituent Trading Platform represented a 14% weighting on the Index Price of the digital asset and then went offline for approximately two hours. The index algorithm would automatically recognize inactivity and start de-weighting the Constituent Trading Platform at the 5-minute mark and continue to do so with each additional 5-minute period of inactivity until its influence was effectively zero, 25 minutes after becoming inactive. As soon as trading activity resumed at the Constituent Trading Platform, the index algorithm would re-weight it to the appropriate weighting based on trading volume and price-variance relative to the cohort of Constituent Trading Platforms included in the Index.
•
Price Outlier Detection: New traded prices from Constituent Trading Platforms are compared to the latest calculated Index Price. If a new traded price deviates by +/- 5% from the latest calculated Index Price, it will be considered an outlier and will not be used in the calculation of the Index Price until such time as a majority of the Constituent Trading Platforms are similarly considered outlier prices. In that case, the new prices will be used to calculate the Index Price. For example, if the Index Price is $10 and there is a new trade price of $11 from Constituent Trading Platform X, the price of $11 will be considered an outlier and will not be used. However, if the most recent prices on a majority of the Constituent Trading Platforms are aligned with the price of $11, then these prices will no longer be considered outliers and will be used to calculate the new Index Price.

Determination of the Index Price When Index Price is Unavailable

The Sponsor uses the following cascading set of rules to calculate the Index Price. For the avoidance of doubt, the Sponsor will employ the below rules sequentially and in the order as presented below, should one or more specific rule(s) fail:

1.
Index Price = The price set by the Index as of 4:00 p.m., New York time, on the valuation date. If the Index becomes unavailable, or if the Sponsor determines in good faith that the Index does not reflect an accurate price, then the Sponsor will, on a best efforts basis, contact the Index Provider to obtain the Index Price directly from the Index Provider. If after such contact the Index remains unavailable or the Sponsor continues to believe in good faith that the Index does not reflect an accurate price, then the Sponsor will employ the next rule to determine the Index Price. There are no predefined criteria to make a good faith assessment and it will be made by the Sponsor in its sole discretion.
2.
Index Price = The price set by Coin Metrics Real-Time Rate (the “Secondary Index”) as of 4:00 p.m., New York time, on the valuation date (the “Secondary Index Price”). The Secondary Index Price is a real-time reference rate price, calculated using trade data from constituent markets selected by Coin Metrics, Inc. (the “Secondary Index Provider”). The Secondary Index Price is calculated by applying weighted-median techniques to such trade data where half the weight is derived from the trading volume on each constituent market and half is derived from inverse price variance, where a constituent market with high price variance as a result of outliers or market anomalies compared to other constituent markets is assigned a smaller weight. The Secondary Index Provider and the Sponsor have entered into the master services agreement, dated as of August 4, 2020, and order forms thereunder, pursuant to which the Sponsor may obtain and use the Secondary Index and the Secondary Index Price from the Secondary Index Provider. If the Secondary Index becomes unavailable, or if the Sponsor determines in good faith that the Secondary Index does not reflect an accurate price, then the Sponsor will, on a best efforts basis, contact the Secondary Index Provider to obtain the Secondary Index Price directly from the Secondary Index Provider. If after such contact the Secondary Index remains unavailable or the Sponsor continues to believe in good faith that the

Secondary Index does not reflect an accurate price, then the Sponsor will employ the next rule to determine the Index Price. There are no predefined criteria to make a good faith assessment and it will be made by the Sponsor in its sole discretion.
3.
Index Price = The price set by the Trust’s principal market (the “Tertiary Pricing Option”) as of 4:00 p.m., New York time, on the valuation date. The Tertiary Pricing Option is a spot price derived from the principal market’s public data feed that is believed to be consistently publishing pricing information as of 4:00 p.m., New York time, and is provided to the Sponsor via an application programming interface. If the Tertiary Pricing Option becomes unavailable, or if the Sponsor determines in good faith that the Tertiary Pricing Option does not reflect an accurate price, then the Sponsor will, on a best efforts basis, contact the Tertiary Pricing Provider to obtain the Tertiary Pricing Option directly from the Tertiary Pricing Provider. If after such contact the Tertiary Pricing Option remains unavailable or the Sponsor continues to believe in good faith that the Tertiary Pricing Option does not reflect an accurate price, then the Sponsor will employ the next rule to determine the Index Price. There are no predefined criteria to make a good faith assessment and it will be made by the Sponsor in its sole discretion.
4.
Index Price = The Sponsor will use its best judgment to determine a good faith estimate of the Index Price. There are no predefined criteria to make a good faith assessment and it will be made by the Sponsor in its sole discretion.

In the event of a fork, the Index Provider may calculate the Index Price based on a digital asset that the Sponsor does not believe to be the appropriate asset that is held by the Trust. In this event, the Sponsor has full discretion to use a different index provider or calculate the Index Price itself using its best judgment.

The Sponsor may, in its sole discretion, select a different index provider, select a different index price provided by the Index Provider, calculate the Index Price by using the cascading set of rules set forth above, or change the cascading set of rules set forth above at any time. The Sponsor will provide notice of any such changes in the Trust’s periodic or current reports and, if the Sponsor makes such a change other than on an ad hoc or temporary basis, will file a proposed rule change with the SEC.

Government Oversight

As digital assets have grown in both popularity and market size, the U.S. Congress and a number of U.S. federal and state agencies (including FinCEN, the Treasury Department Office of Foreign Assets Control (“OFAC”), SEC, CFTC, the Financial Industry Regulatory Authority (“FINRA”), the Consumer Financial Protection Bureau (“CFPB”), the Department of Justice, the Department of Homeland Security, the Federal Bureau of Investigation, the U.S. Internal Revenue Service, a bureau of the U.S. Department of the Treasury (the “IRS”), the Office of the Comptroller of the Currency, the Federal Deposit Insurance Corporation, the Federal Reserve and state financial institution and securities regulators) have been examining the operations of digital asset networks, digital asset users and the digital asset markets, with particular focus on the extent to which digital assets can be used to launder the proceeds of illegal activities, evade sanctions or fund criminal or terrorist enterprises and the safety and soundness of trading platforms and other service providers that hold or custody digital assets for users. Many of these state and federal agencies have issued consumer advisories regarding the risks posed by digital assets to investors. In addition, federal and state agencies, and other countries and international bodies have issued rules or guidance about the treatment of digital asset transactions or requirements for businesses engaged in digital asset activity. Moreover, the failure of FTX Trading Ltd. (“FTX”) in November 2022 and the resulting market turmoil substantially increased regulatory scrutiny in the United States and globally and led to SEC enforcement actions, criminal investigations, and other regulatory activity across the digital asset ecosystem.

On January 23, 2025, President Trump issued an executive order titled “Strengthening American Leadership in Digital Financial Technology” aimed at supporting “the responsible growth and use of digital assets, blockchain technology, and related technologies across all sectors of the economy.” The executive order established an interagency working group tasked with “proposing a Federal regulatory framework governing the issuance and operation of digital assets” in the United States. Pursuant to this executive order, the working group released a report in July 2025 outlining the administration's recommendations to Congress and various agencies reflecting the administration's “pro-innovation mindset toward digital assets and blockchain technologies.”

In addition, the SEC, U.S. state securities regulators and several foreign governments have issued warnings and instituted legal proceedings in which they argue that certain digital assets may be classified as securities and that both those digital assets and any related initial coin offerings or other primary and secondary market transactions are subject to securities regulations. For example, in June 2023, the SEC brought charges against Binance Holdings Ltd. (the “Binance Complaint”) and Coinbase, Inc. (the “Coinbase Complaint”), and in November 2023, the SEC brought charges against Kraken (the “Kraken Complaint”), alleging that they operated unregistered securities exchanges, brokerages and clearing agencies. In its complaints, the SEC asserted that several digital assets are securities under the federal securities laws. Between February 2025 and May 2025, the SEC entered into court-approved joint stipulations to dismiss each of the Binance Complaint, Coinbase Complaint and the Kraken Complaint. The SEC has terminated its investigation or enforcement action into many other digital asset market participants as well.Additionally, U.S. state and federal, and foreign regulators and legislatures have taken action against virtual currency businesses or enacted restrictive regimes in response to adverse publicity arising from hacks, consumer harm, or criminal activity stemming from virtual currency activity.

There have been several bills introduced in Congress that propose to establish additional regulation and oversight of the digital asset markets. Certain of these bills passed out of relevant committees and were passed in the House of Representatives in the last Congress, though not the Senate. Some of these bills have since been reintroduced with changes, and continue to be contemplated in the relevant committees, as well as the full House of Representatives and Senate. For example, in July 2025, the GENIUS Act was signed into law and the House of Representatives passed the Digital Asset Market Clarity Act of 2025 (“CLARITY Act”) in an effort to pass laws relating to digital asset market structure. It is difficult to predict whether, or when, any of these developments will lead to Congress granting additional authorities to the SEC or other regulators, what the nature of such additional authorities might be, how additional legislation and/or regulatory oversight might impact the ability of digital asset markets to function or how any new regulations or changes to existing regulations might impact the value of digital assets. See “Item 1A. Risk Factors—Risk Factors Related to the Regulation of Digital Assets, the Trust and the Shares—Regulatory changes or actions by the U.S. Congress or any U.S. federal or state agencies may affect the value of the Shares or restrict the use of LINK, validating activity or the operation of the Chainlink Network or the Digital Asset Markets in a manner that adversely affects the value of the Shares,” and “Item 1A. Risk Factors—Risk Factors Related to the Regulation of Digital Assets, the Trust and the Shares—A determination that LINK or any other digital asset is a “security” may adversely affect the value of LINK and the value of the Shares, and result in potentially extraordinary, nonrecurring expenses to, or termination of, the Trust.”

Various foreign jurisdictions have, and may continue to, in the near future, adopt laws, regulations or directives that affect a digital asset network, the digital asset markets, and their users, particularly Digital Asset Trading Platforms and service providers that fall within such jurisdictions’ regulatory scope. For example:

•
China has made transacting in cryptocurrencies illegal for Chinese citizens in mainland China, and additional restrictions may follow. China has banned initial coin offerings and there have been reports that Chinese regulators have taken action to shut down a number of China-based Digital Asset Trading Platforms.
•
South Korea determined to amend its Financial Information Act in March 2020 to require virtual asset service providers to register and comply with its AML and counter-terrorism funding framework. These measures also provide the government with the authority to close Digital Asset Trading Platforms that do not comply with specified processes. South Korea has also banned initial coin offerings.
•
The Reserve Bank of India in April 2018 banned the entities it regulates from providing services to any individuals or business entities dealing with or settling digital assets. In March 2020, this ban was overturned in the Indian Supreme Court, although the Reserve Bank of India is currently challenging this ruling.
•
The United Kingdom’s Financial Conduct Authority published final rules in October 2020 banning the sale of derivatives and exchange-traded notes that reference certain types of digital assets, contending that they are “ill-suited” to retail investors citing extreme volatility, valuation challenges and association with financial crime. A new law, the Financial Services and Markets Act 2023 (“FSMA”), received royal assent in June 2023. The FSMA brings digital asset activities within the scope of existing laws governing financial institutions, markets and assets.
•
The Parliament of the European Union approved the text of the Markets in Crypto-Assets Regulation (“MiCA”) in April 2023, establishing a regulatory framework for digital asset services across the European Union. MiCA is intended to serve as a comprehensive regulation of digital asset markets and imposes various obligations on digital asset issuers and service providers. The main aims of MiCA are industry regulation, consumer protection, prevention of market abuse and upholding the integrity of digital asset markets. MiCA was formally approved by the European Union’s member states in 2023. Certain parts of MiCA became effective as of June 2024 and the remainder applied as of December 2024.

There remains significant uncertainty regarding foreign governments’ future actions with respect to the regulation of digital assets and Digital Asset Trading Platforms. Such laws, regulations or directives may conflict with those of the United States and may negatively impact the acceptance of LINK by users, merchants and service providers outside the United States and may therefore impede the growth or sustainability of the Chainlink ecosystem in the United States and globally, or otherwise negatively affect the value of the LINK held by the Trust. The effect of any future regulatory change on the Trust or the LINK held by the Trust is impossible to predict, but such change could be substantial and adverse to the Trust and the value of the Shares.

The CFTC has regulatory jurisdiction over the LINK futures markets. In addition, because the CFTC has determined that LINK is a non-security “commodity” under the CEA and the rules thereunder, it has jurisdiction to prosecute fraud and manipulation in the cash, or spot, market for LINK. Beyond instances of fraud or manipulation, the CFTC generally does not oversee cash or spot market exchanges, spot Digital Asset Trading Platforms or retail transactions involving spot LINK that do not utilize collateral, leverage, or financing.The National Futures Association (“NFA”) is the self-regulatory agency for the U.S. futures industry, and as such has jurisdiction over LINK futures. However, the NFA does not have regulatory oversight authority for the cash or spot market for LINK trading or transactions.

In April 2024, Coinbase Derivatives as a designated contract market (“DCM”) registered with the CFTC launched new contracts for LINK futures products. DCMs are boards of trades (commonly referred to as exchanges) that operate under the regulatory oversight of the CFTC, pursuant to Section 5 of the CEA. To obtain and maintain designation as a DCM, an exchange must comply on an initial and ongoing basis with twenty-three Core Principles established under Section 5(d) of the CEA. Among other things, DCMs are required to establish self-regulatory programs designed to enforce the DCM’s rules, prevent market manipulation and customer and market abuses, and ensure the recording and safe storage of trade information. The CFTC engaged in a “heightened review” of the self-certification of LINK futures, which required DCMs to enter direct or indirect information sharing agreements with spot market platforms to allow access to trade and trader data; monitor data from cash markets with respect to price settlements and other LINK prices more broadly, and identify anomalies and disproportionate moves in the cash markets compared to the futures markets; engage in inquiries, including at the trade settlement level when necessary; and agree to regular coordination with CFTC surveillance staff on trade activities, including providing the CFTC surveillance team with trade settlement data upon request. In December 2025, the CFTC announced that spot digital assets could begin being traded on CFTC-registered futures exchanges. Soon after, spot digital assets began trading on Bitnomial, a CFTC-registered futures exchange and member of the Intermarket Surveillance Group, a global body of exchanges sharing surveillance information with member exchanges.

The Coinbase Derivatives LINK futures contracts are cash-settled, based on the MarketVector Coinbase Chainlink Benchmark Rate. On August 4, 2025, CFTC Acting Chairman Caroline D. Pham announced that the CFTC will launch an initiative for trading spot crypto asset contracts that are listed on a CFTC-registered futures exchange (DCM). This is the first initiative in the CFTC’s “crypto sprint” to start implementation of the recommendations in the President’s Working Group on Digital Asset Markets report. Members of the public were invited to provide written input by August 18, 2025 through the CFTC website.

See “Item 1A. Risk Factors—Risk Factors Related to the Regulation of Digital Assets, the Trust and the Shares—Regulatory changes or actions by the U.S. Congress or any U.S. federal or state agencies may affect the value of the Shares or restrict the use of LINK, validating activity or the operation of the Chainlink Network or the Digital Asset Markets in a manner that adversely affects the value of the Shares.”

Description of the Trust

The Trust is a Delaware Statutory Trust that was formed on December 18, 2020 by the filing of the Certificate of Trust with the Delaware Secretary of State in accordance with the provisions of the Delaware Statutory Trust Act (“DSTA”). On December 1, 2025, the Trust changed its name from Grayscale Chainlink Trust (LINK) to Grayscale Chainlink Trust ETF by filing a Certificate of Amendment to the Certificate of Trust with the Delaware Secretary of State in accordance with the provisions of the DSTA. The Trust operates pursuant to the Trust Agreement.

The Shares represent units of fractional undivided beneficial interest in and ownership of the Trust. The Trust is passive and is not managed like a corporation or an active investment vehicle. The Trust’s LINK are held by the Custodian on behalf of the Trust. The Trust’s LINK will be transferred out of the Vault Balance only in the following circumstances: (i) transferred to pay the Sponsor’s Fee or any Additional Trust Expenses, (ii) sold on an as-needed basis to pay Additional Trust Expenses or (iii) sold on behalf of the Trust in the event the Trust terminates and liquidates its assets or as otherwise required by law or regulation. Assuming that the Trust is treated as a grantor trust for U.S. federal income tax purposes, each delivery or sale of LINK by the Trust to pay the Sponsor’s Fee or any Additional Trust Expenses will be a taxable event for shareholders. See “—Material U.S. Federal Income Tax Consequences—Tax Consequences to U.S. Holders.”

The Trust is not a registered investment company under the Investment Company Act and the Sponsor believes that the Trust is not required to register under the Investment Company Act. The Trust will not trade, buy, sell or hold LINK derivatives, including LINK futures contracts, on any futures exchange. The Trust is authorized solely to take immediate delivery of actual LINK. The Sponsor does not believe the Trust’s activities are required to be regulated by the CFTC under the CEA as a “commodity pool” under current law, regulation and interpretation. The Trust will not be operated by a CFTC-regulated commodity pool operator because it will not trade, buy, sell or hold LINK derivatives, including LINK futures contracts, on any futures exchange. Investors in the Trust will not receive the regulatory protections afforded to investors in regulated commodity pools, nor may the COMEX division of the New York Mercantile Exchange or any futures exchange enforce its rules with respect to the Trust’s activities. In addition, investors in the Trust will not benefit from the protections afforded to investors in LINK futures contracts on regulated futures exchanges.

The Trust creates and redeems Shares from time to time but only in Baskets. A Basket equals a block of 10,000 Shares. See“—Description of Creation and Redemption of Shares.” The Sponsor will determine the Trust’s NAV on each business day as of 4:00 p.m., New York time, or as soon thereafter as practicable. The Sponsor will also determine the NAV per Share, which equals the NAV divided by the number of outstanding Shares. Each business day, the Sponsor will publish the Trust’s NAV and NAV per Share on the Trust’s website, etfs.grayscale.com/glnk, as soon as practicable after the Trust’s NAV and NAV per Share have been determined by the Sponsor. See “—Valuation of LINK and Determination of NAV.”

The Trust’s assets consist solely of LINK, cash proceeds from the sale of LINK and any rights of the Trust pursuant to any agreements, other than the Trust Agreement, to which the Trust is a party. The Sponsor has committed to cause the Trust not to take any Affirmative Action to acquire any Incidental Rights or IR Virtual Currency, thereby irrevocably abandoning any Incidental Rights and IR Virtual Currency to which the Trust may become entitled in the future. As a result, the Trust does not expect to hold any Incidental Rights or IR Virtual Currency or to take any Incidental Rights or IR Virtual Currency into account for the purposes of determining the NAV or the NAV per Share.

Each Share represents a proportional interest, based on the total number of Shares outstanding, in each of the Trust’s assets as determined in the case of LINK by reference to the Index Price, less the Trust’s expenses and other liabilities (which include accrued but unpaid fees and expenses). The Sponsor expects that the market price of the Shares will fluctuate over time in response to the market prices of LINK. In addition, because the Shares reflect the estimated accrued but unpaid expenses of the Trust, the amount of LINK represented by a Share will gradually decrease over time as the Trust’s LINK are used to pay the Trust’s expenses.

LINK pricing information is available on a 24-hour basis from various financial information service providers or Chainlink Network information sites, such as CoinMarketCap.com. The spot price and bid/ask spreads may also be available directly from Digital Asset Trading Platforms. As of December 31, 2025, the Constituent Trading Platforms of the Index were Bitfinex, Bitstamp by Robinhood, Bullish, Bybit, Crypto.com, Gemini, Kraken, LMAX Digital, and OKX. The Index Provider may remove or add Digital Asset Trading Platforms to the Index in the future at its discretion. Market prices for the Shares will be available from a variety of sources, including brokerage firms, information websites and other information service providers. In addition, on each business day the Trust’s website will provide pricing information for the Shares.

The Trust has no fixed termination date.

Service Providers of the Trust

The Sponsor

As of the date of this Annual Report, the Trust’s Sponsor is Grayscale Investments Sponsors, LLC. Until December 31, 2024, the Trust’s Sponsor was Grayscale Investments, LLC, a Delaware limited liability company formed on May 29, 2013 and a consolidated subsidiary of DCG. See “—Overview of the Trust and the Shares” for more information regarding the Reorganization on January 1, 2025. The Sponsor’s principal place of business is 290 Harbor Drive, 4th Floor, Stamford, Connecticut 06902, and its telephone number is (212) 668-1427. Under the Delaware Limited Liability Company Act and the governing documents of the Sponsor, DCG, the indirect parent company of the Sponsor, is not responsible for the debts, obligations and liabilities of the Sponsor solely by reason of being the indirect parent company of the Sponsor.

The Sponsor is neither an investment adviser registered with the SEC nor a commodity pool operator registered with the CFTC, and will not be acting in either such capacity with respect to the Trust, and the Sponsor’s provision of services to the Trust will not be governed by the Investment Advisers Act or the CEA.

The Sponsor arranged for the creation of the Trust and, following their uplisting on December 2, 2025, listing of the Shares on NYSE Arca. As partial consideration for its receipt of the Sponsor’s Fee from the Trust, the Sponsor is obligated to pay the Sponsor-paid Expenses. The Sponsor also paid the costs of the Trust’s organization and the costs of the initial sale of the Shares.

The Sponsor is generally responsible for the day-to-day administration of the Trust under the provisions of the Trust Agreement. This includes (i) preparing and providing periodic reports and financial statements on behalf of the Trust for investors, (ii) processing orders to create Baskets and coordinating the processing of such orders with the Custodian and the Transfer Agent, (iii) calculating and publishing the NAV and the NAV per Share of the Trust each business day as of 4:00 p.m., New York time, or as soon thereafter as practicable, (iv) selecting and monitoring the Trust’s service providers and from time to time engaging additional, successor or replacement service providers, (v) instructing the Custodian to transfer the Trust’s LINK, as needed to pay the Sponsor’s Fee and any Additional Trust Expenses, (vi) upon dissolution of the Trust, distributing the Trust’s remaining LINK or the cash proceeds of the sale thereof to the owners of record of the Shares and (vii) establishing the principal market for U.S. GAAP valuation. In addition, if there is a fork in the Chainlink Network after which there is a dispute as to which network resulting from the fork is the Chainlink Network, the Sponsor has the authority to select the network that it believes in good faith is the Chainlink Network, unless such selection or authority would otherwise conflict with the Trust Agreement.

The Sponsor does not store, hold, or maintain custody or control of the Trust’s LINK but instead has entered into the Prime Broker Agreement with the Custodian to facilitate the security of the Trust’s LINK.

The Sponsor may transfer all or substantially all of its assets to an entity that carries on the business of the Sponsor if at the time of the transfer the successor assumes all of the obligations of the Sponsor under the Trust Agreement. In such an event, the Sponsor will be relieved of all further liability under the Trust Agreement.

The Sponsor’s Fee is paid by the Trust to the Sponsor as compensation for services performed under the Trust Agreement and as partial consideration for the Sponsor’s agreement to pay the Sponsor-paid Expenses. See “—Expenses; Sales of LINK.”

The Sponsor may, in its sole discretion, select a different index provider, select a different index price provided by the Index Provider, calculate the Index Price by using the cascading set of rules set forth under “—Overview of the Chainlink Industry and Market—LINK Value—The Index and the Index Price—Determination of the Index Price When Index Price is Unavailable” above, or change the cascading set of rules set forth above at any time.

Marketing Agent Agreement

The Sponsor, on behalf of the Trust, is party to a marketing agent agreement dated October 22, 2025 (the “Marketing Agent Agreement”) with Foreside Fund Services, LLC (the “Marketing Agent” or “Foreside”). Under the Marketing Agent Agreement, the Marketing Agent will provide the following services to the Sponsor: (i) assist the Sponsor in facilitating Participant Agreements between and among Authorized Participants, the Sponsor, on behalf of the Trust, and the Transfer Agent; (ii) provide prospectuses to Authorized Participants; (iii) work with the Transfer Agent to review and approve orders placed by the Authorized Participants and transmitted to the Transfer Agent; (iv) review and file applicable marketing materials with FINRA and (v) maintain, reproduce and store applicable books and records related to the services provided under the Marketing Agent Agreement. The Sponsor will pay the Marketing Agent an annual fee, as well as certain out-of-pocket fees and expenses of the Marketing Agent incurred in connection with its assistance in the marketing of the Trust and its Shares.

As of December 1, 2025, the Sponsor amended, solely with respect to the Trust, the Distribution and Marketing Agreement, dated as of October 3, 2022, among the Sponsor, the Trust and Grayscale Securities, LLC (“Grayscale Securities”), an affiliate of the Sponsor and an affiliate and related party of the Trust, to remove the Trust as an entity covered by the Distribution and Marketing Agreement. In its capacity as distributor and marketer, Grayscale Securities assisted the Sponsor in developing an ongoing marketing plan for the Trust, preparing marketing materials regarding the Shares, including the content on the Trust’s website, and executing the marketing plan for the Trust.

Index License Agreement

The Sponsor has entered into the Index License Agreement with CoinDesk Indices, Inc., the Index Provider, governing the Sponsor’s use of the Index for calculation of the Index Price. The Index Provider may adjust the calculation methodology for the Index without notice to, or consent of, the Trust or its shareholders. Under the Index License Agreement, the Sponsor pays a monthly fee and a fee based on the NAV of the Trust to the Index Provider in consideration of its license to the Sponsor of Index-related intellectual property. The initial term of the Index License Agreement was February 1, 2022 through the later of February 29, 2024 and the latest date set forth on any order form executed under the Index License Agreement. On June 20, 2023, the Sponsor and the Index Provider, entered into an amendment to the Index License Agreement to extend the initial term of the Index License Agreement from February 29, 2024, to February 28, 2025. On February 5, 2025, the Sponsor and the Index Provider, entered into an amendment to the Index License Agreement to extend the term of the Index License Agreement from February 28, 2025, to February 29, 2028. Thereafter, the Index License Agreement will automatically renew on an annual basis, unless a notice of non-renewal is provided. The Index License Agreement is terminable by either party upon written notice in the event of a material breach that remains uncured for thirty days after initial written notice of such breach. Further, either party may terminate the Index License Agreement immediately upon notice under certain circumstances, including with respect to the other party’s (i) insolvency, bankruptcy or analogous event or (ii) violation of money transmission, taxation or trading regulations that materially adversely affect either party’s ability to perform under the Index License Agreement.

COINDESK® and COINDESK CHAINLINK BENCHMARK RATE (the “Index”) are trade or service marks of CoinDesk Indices, Inc. (with its affiliates, including CC Data Limited, “CDI”) and/or its licensors. CDI or CDI’s licensors own all proprietary rights in the Data.

CDI is not the issuer or producer of the Trust and has no responsibilities, obligations, or duties to investors in or holders of the Trust. The Index is licensed for use by the Sponsor as the sponsor of the Trust. The only relationship that CDI has with the Sponsor in respect of the Trust is the licensing of the Index, which is administered and published by CDI, or any successor thereto, without regard to the Sponsor or the owners or holders of Shares of the Trust.

Investors or holders acquire shares of the Trust offered by the Sponsor and investors and holders neither acquire any interest in the Index nor enter into any relationship of any kind whatsoever with CDI upon making an investment in or acquisition of the Trust. The Trust is not sponsored, endorsed, sold, or promoted by CDI. CDI makes no representation or warranty, express or implied, regarding the advisability of investing in or otherwise acquiring the Trust or the advisability of investing in securities or digital assets generally or the ability of the Index to track corresponding or relative market performance. CDI has not passed on the legality or suitability of the Trust with respect to any person or entity. CDI is not responsible for, nor has participated in, the determination of the timing of, prices at, or quantities of the Trust to be issued. CDI has no obligation to take the needs of the Sponsor or the owners or holders of the Trust or any other third party into consideration in administering, composing, calculating, or publishing the Index. CDI has no obligation or liability in connection with administration, marketing, or trading of the Trust.

The licensing agreement between the Sponsor and CDI is solely for the benefit of the Sponsor and CDI and not for the benefit of the owners or holders of Shares of the Trust or any other third parties.

CDI shall have no liability to the Sponsor, the Trust, investors, holders or other third parties for the quality, accuracy and/or completeness of the index or any data included therein or for interruptions in the delivery of the data. CDI hereby expressly disclaims all warranties of merchantability or fitness for a particular purpose or use with respect to the Index or any other data included therein. CDI reserves the right to change the methods of calculation or publication, or to cease the calculation or publication of the Index and shall not be liable for any miscalculation of or any incorrect, delayed, or interrupted publication with respect to the Index. CDI shall not be liable for any damages, including, without limitation, any special, indirect or consequential damages, or any lost profits, even if advised of the possibility of such, resulting from the use of the Index or any other data included therein or with respect to the Trust.

Administration and Accounting Agreement

The Sponsor has entered into a Fund Administration and Accounting Agreement with BNY Mellon Asset Servicing, a division of The Bank of New York Mellon (the “Fund Administration and Accounting Agreement”), to provide administration and accounting services to the Trust. Pursuant to the terms of the Fund Administration and Accounting Agreement and under the supervision and direction of the Sponsor and the Trust, BNY Mellon Asset Servicing keeps the operational records of the Trust and prepares and files certain regulatory filings on behalf of the Trust. BNY Mellon Asset Servicing may also perform other services for the Trust pursuant to the Fund Administration and Accounting Agreement as mutually agreed upon by the Sponsor, the Trust and BNY Mellon Asset Servicing from time to time. The Administrator’s fees are paid on behalf of the Trust by the Sponsor.

The Trustee

CSC Delaware Trust Company (formerly known as Delaware Trust Company) serves as Delaware trustee of the Trust under the Trust Agreement. The Trustee has its principal office at 251 Little Falls Drive, Wilmington, Delaware 19808. The Trustee is unaffiliated with the Sponsor. A copy of the Trust Agreement is available for inspection at the Sponsor’s principal office identified above.

The Trustee is appointed to serve as the trustee of the Trust in the State of Delaware for the sole purpose of satisfying the requirement of Section 3807(a) of the DSTA that the Trust have at least one trustee with a principal place of business in the State of Delaware. The duties of the Trustee will be limited to (i) accepting legal process served on the Trust in the State of Delaware and (ii) the execution of any certificates required to be filed with the Delaware Secretary of State which the Delaware Trustee is required to execute under the DSTA. To the extent that, at law or in equity, the Trustee has duties (including fiduciary duties) and liabilities relating thereto to the Trust or the shareholders, such duties and liabilities will be replaced by the duties and liabilities of the Trustee expressly set forth in the Trust Agreement. The Trustee will have no obligation to supervise, nor will it be liable for, the acts or omissions of the Sponsor, Transfer Agent, Custodian, Prime Broker, or any other person.

Neither the Trustee, either in its capacity as trustee or in its individual capacity, nor any director, officer or controlling person of the Trustee is, or has any liability as, the issuer, director, officer or controlling person of the issuer of Shares. The Trustee’s liability in connection with the issuance and sale of Shares is limited solely to the express obligations of the Trustee as set forth in the Trust Agreement.

The Trustee has not prepared or verified, and will not be responsible or liable for, any information, disclosure or other statement in this Annual Report or in any other document issued or delivered in connection with the sale or transfer of the Shares. The Trust Agreement provides that the Trustee will not be responsible or liable for the genuineness, enforceability, collectability, value, sufficiency, location or existence of any of the LINK or other assets of the Trust. See “—Description of the Trust Agreement.”

The Trustee is permitted to resign upon at least 180 days’ notice to the Trust. The Trustee will be compensated by the Sponsor and indemnified by the Sponsor and the Trust against any expenses it incurs relating to or arising out of the formation, operation or termination of the Trust, or the performance of its duties pursuant to the Trust Agreement except to the extent that such expenses result from gross negligence, willful misconduct or bad faith of the Trustee. The Sponsor has the discretion to replace the Trustee.

Fees paid to the Trustee are a Sponsor-paid Expense.

The Transfer Agent and the Co-Transfer Agent

The Bank of New York Mellon serves as the Transfer Agent of the Trust pursuant to the terms and provisions of the Transfer Agency and Service Agreement (the “Transfer Agency and Service Agreement”). The Transfer Agent: (1) facilitates the issuance and redemption of Shares of the Trust; (2) responds to correspondence by Trust shareholders and others relating to its duties; (3) maintains shareholder accounts; and (4) makes periodic reports to the Trust. The Transfer Agent has its principal office at 240 Greenwich Street, New York, New York 10286. A copy of the Transfer Agency and Service Agreement is available for inspection at the Sponsor’s principal office identified herein.

Continental Stock Transfer & Trust Company, a Delaware corporation, serves as a co-transfer agent for the Trust (the “Co-Transfer Agent”) pursuant to the terms and provisions of the Co-Transfer Agency Agreement (the “Co-Transfer Agency Agreement”). The Co-Transfer Agent has its principal office at 1 State Street, 30th Floor, New York, New York 10004. A copy of the Co-Transfer Agency Agreement is available for inspection at the Sponsor’s principal office identified herein.

Fees paid to the Transfer Agent and Co-Transfer Agent are a Sponsor-paid Expense.

Administrator

BNY Mellon Asset Servicing, a division of The Bank of New York Mellon. BNY Mellon Asset Servicing also serves as the administrator for the Trust. The Administrator’s fees are paid on behalf of the Trust by the Sponsor.

Authorized Participants

An Authorized Participant must enter into a “Participant Agreement” with the Sponsor and the Trust to govern its placement of orders to create and redeem Baskets. The Participant Agreement sets forth the procedures for the creation and redemption of Baskets and for the delivery of LINK required for creations. A copy of the form of Participant Agreement is available for inspection at the Sponsor’s principal office identified herein.

Each Authorized Participant (i) is a registered broker-dealer and (ii) has entered into a Participant Agreement with the Sponsor and the Transfer Agent and (iii) in the case of any creation or redemption pursuant to In-Kind Orders (as defined below) must also own, or their designee in connection with In-Kind Orders (“AP Designee”), must own, a LINK wallet address that is known to the Custodian as belonging to the Authorized Participant or its AP Designee and maintain an account with the Custodian.

The Trust issues Shares to, and redeems Shares from, Authorized Participants on an ongoing basis, but only in one or more Baskets (with a “Basket” being a block of 10,000 Shares). See “—Description of Creation and Redemption of Shares.”

As of the date of this filing, NYSE Arca has received regulatory approval permitting the Trust to conduct creations and redemptions of Shares via in-kind transactions with Authorized Participants or AP Designees in exchange for LINK. The Trust is also able to accept Cash Orders (as defined herein). Accordingly, the Trust is permitted to conduct creations and redemptions of Shares pursuant to In-Kind Orders and Cash Orders (each as described herein). See “Item 1A. Risk Factors—Risk Factors Related to the Trust and the Shares—The limited ability to facilitate in-kind creations and redemptions of Shares could have adverse consequences for the Trust” for more information.

As of the date of this Annual Report, the Sponsor, on behalf of the Trust, and the Transfer Agent entered into Participant Agreements with Jane Street Capital, LLC, Virtu Americas LLC, Macquarie Capital (USA) Inc., and ABN AMRO Clearing USA LLC, pursuant to which such entities have agreed to act as Authorized Participants. The Sponsor may engage additional Authorized Participants who are unaffiliated with the Trust in the future.

No Authorized Participant has any obligation or responsibility to the Sponsor or the Trust to effect any sale or resale of Shares.

Liquidity Providers

Liquidity Providers facilitate the purchase and sale of LINK in connection with Cash Orders for creations or redemptions of Baskets. The Liquidity Providers with which Grayscale Investments Sponsors, LLC (in such capacity, the “Liquidity Engager”), will engage in LINK transactions are third parties that are not affiliated with the Sponsor or the Trust and are not acting as agents of the Trust, the Sponsor, or any Authorized Participant. Except for the contractual relationships between each Liquidity Provider and Grayscale Investments Sponsors, LLC in its capacity as the Liquidity Engager, there is no contractual relationship between each Liquidity Provider and the Trust, the Sponsor, or any Authorized Participant.

As of the date of this Annual Report, the Liquidity Engager has engaged JSCT, LLC, Virtu Financial Singapore Pte. Ltd., Flow Traders B.V., Flowdesk, Cumberland DRW LLC and Galaxy Digital Trading Cayman LLC as Liquidity Providers. The Liquidity Engager may engage additional Liquidity Providers who are unaffiliated with the Trust in the future.

Jane Street Capital, LLC, one of the Authorized Participants, is an affiliate of JSCT, LLC, one of the Liquidity Providers. Virtu Americas LLC, one of the Authorized Participants, is an affiliate of Virtu Financial Singapore Pte., Ltd, one of the Liquidity Providers.

The Custodian and Prime Broker

Coinbase Custody Trust Company, LLC is a fiduciary under § 100 of the New York Banking Law and a qualified custodian for purposes of Rule 206(4)-2(d)(6) under the Investment Advisers Act. The Custodian is authorized to serve as the Trust’s custodian under the Trust Agreement and pursuant to the terms and provisions of the Prime Broker Agreement. The Custodian has its principal office at 200 Park Avenue South, Suite 1208, New York, NY 10003. A copy of the Prime Broker Agreement is available for inspection at the Sponsor’s principal office identified herein.

Under the Prime Broker Agreement, the Custodian controls and secures the Trust’s “Vault Balance,” a segregated custody account to store private keys, which allow for the transfer of ownership or control of the Trust’s LINK, on the Trust’s behalf. The Custodian’s services (i) allow LINK to be deposited from a public blockchain address to the Trust’s Vault Balance and (ii) allow the Trust or Sponsor to withdraw LINK from the Trust’s Vault Balance to a public blockchain address the Trust or Sponsor controls (the “Custodial and Prime Broker Services”). The Vault Balance uses offline storage, or “cold” storage, mechanisms to secure the Trust’s private keys. The term cold storage refers to a safeguarding method by which the private keys corresponding to digital assets are disconnected.

The Custodian will withdraw from the Trust’s Vault Balance the amount of LINK necessary to pay the Trust’s expenses.

Fees paid to the Custodian are a Sponsor-paid Expense.

Under the Prime Broker Agreement, each of the Custodian and the Trust has agreed to indemnify and hold harmless the other party from any third-party claim or third-party demand (including reasonable and documented attorneys’ fees and any fines, fees or penalties imposed by any regulatory authority) arising out of or related to the Custodian’s or the Trust’s, as the case may be, breach of the Prime Broker Agreement, inaccuracy in any of the Custodian’s or the Trust’s, as the case may be, representations or warranties in the Prime Broker Agreement, or the Trust’s violation, or the Custodian’s knowing violation, of any law, rule or regulation, or the rights of any third party, except where such claim directly results from the negligence, fraud or willful misconduct of the other such party. In addition, the Trust has agreed to indemnify the Custodian with respect to any Incidental Rights or IR Virtual Currency abandoned by the Trust and any tax liability relating thereto or arising therefrom.

The Custodian and its affiliates may from time to time purchase or sell LINK for their own accounts and as agent for their customers or Shares for their own accounts. The foregoing notwithstanding, LINK in the Vault Balance are not treated as general assets of the Custodian and cannot be commingled with any other digital assets held by the Custodian. The Custodian serves as a fiduciary and custodian on the Trust’s behalf, and the LINK in the Vault Balance are considered fiduciary assets that remain the Trust’s property at all times.

Once each calendar year, the Sponsor or the Trust may request that the Custodian deliver a certificate signed by a duly authorized officer to certify that all representations and warranties made by the Custodian in the Prime Broker Agreement are true and correct on and as of the date of such certificate, and have been true and correct throughout the preceding year. In addition, the Custodian has agreed to allow the Trust and the Sponsor to take any necessary steps to verify that satisfactory internal control system and procedures are in place, and to visit and inspect the systems on which the Custodian’s coins are held.

If the Custodian resigns in its capacity as custodian, the Sponsor may appoint an additional or replacement custodian and enter into a custodian agreement on behalf of the Trust with such custodian. Furthermore, the Sponsor and the Trust may use LINK custody services or similar services provided by entities other than Coinbase Custody Trust Company, LLC at any time without prior notice to Coinbase Custody Trust Company, LLC.

Custody of the Trust’s LINK

Digital assets and digital asset transactions are recorded and validated on blockchains, the public transaction ledgers of a digital asset network. Each digital asset blockchain serves as a record of ownership for all of the units of such digital asset, even in the case of certain privacy-preserving digital assets, where the transactions themselves are not publicly viewable. All digital assets recorded on a blockchain are associated with a public blockchain address, also referred to as a digital wallet. Digital assets held at a particular public blockchain address may be accessed and transferred using a corresponding private key.

Key Generation

Public addresses and their corresponding private keys are generated by the Custodian in secret key generation ceremonies at secure locations inside faraday cages, which are enclosures used to block electromagnetic fields and thus mitigate against attacks. The Custodian uses quantum random number generators to generate the public and private key pairs.

Once generated, private keys are encrypted, separated into “shards”, and then further encrypted. After the key generation ceremony, all materials used to generate private keys, including computers, are destroyed. All key generation ceremonies are performed offline. No party other than the Custodian has access to the private key shards of the Trust, including the Trust itself.

Key Storage

Private key shards are distributed geographically by the Prime Broker and the Custodian (together, the “Custodial Entities”) in secure vaults around the world, including in the United States. The locations of the secure vaults may change regularly and are kept confidential by the Custodian and the Prime Broker for security purposes.

The Vault Balance primarily uses “cold” storage mechanisms to secure a substantial portion of the Trust’s private keys. A substantial portion of the Trust’s LINK holdings are held in cold storage at all times, with a portion of the Settlement Balance held temporarily in hot storage from time to time, for purposes of facilitating the receipt and distribution of LINK in connection with the creation and redemption of Baskets. Any LINK credited to the Trust’s Settlement Balance is stored in omnibus accounts, either on the

Prime Broker’s systems or at Coinbase Connected Venues, using a combination of cold and hot storage mechanisms to secure the private keys representing the assets credited to the Trust’s Settlement Balance.

Cold storage is a safeguarding method with multiple layers of protections and protocols, by which the private keys corresponding to the Trust’s LINK are generated and stored in an offline manner. A digital wallet may receive deposits of digital assets but may not send digital assets without use of the digital assets’ corresponding private keys. In order to send digital assets from a digital wallet in which the private keys are kept in cold storage, either the private keys must be retrieved from cold storage and entered into an online, or “hot”, digital asset software program to sign the transaction, or the unsigned transaction must be transferred to the cold server in which the private keys are held for signature by the private keys and then transferred back to the online digital asset software program. At that point, the user of the digital wallet can transfer its digital assets. While private keys held in hot storage are more accessible and therefore enable more efficient transfers, such assets are more vulnerable to theft, loss or damage.

Security Procedures

The Custodian and the Prime Broker hold the Trust’s private keys in custody in accordance with the terms and provisions of the Prime Broker Agreement. Transfers to and from the Vault Balance and, where held in cold storage, the Trust’s Settlement Balance, require certain security procedures, including but not limited to, multiple encrypted private key shards, usernames, passwords and 2-step verification. Multiple private key shards held by the applicable Custodial Entity or Entities must be combined to reconstitute the private key to sign any transaction in order to transfer the Trust’s assets. Private key shards are distributed geographically by the Custodial Entities in secure vaults around the world, including in the United States.

As a result, if any one secure vault is ever compromised, this event will have no impact on the ability of the Trust to access its assets, other than a possible delay in operations, while one or more of the other secure vaults is used instead. These security procedures are intended to remove single points of failure in the protection of the Trust’s assets.

Transfers of LINK to the Vault Balance from the Settlement Balance will be available to the Trust once processed on the Blockchain, subject to the availability of the Prime Broker’s online platform. When LINK is credited to the Settlement Balance, certain movements to allocate the balance among (i) omnibus cold storage wallets and omnibus hot storage wallets on the Prime Broker’s platform; or (ii) omnibus accounts at Coinbase Connected Venues may not be viewable by the Trust via the Prime Broker’s online portal. In addition, on a monthly basis the Custodial Entities will provide the Sponsor with an account statement identifying the amount of cash and LINK in the Trust’s Accounts at the end of the period and listing all account activity during that period.

The process of accessing and withdrawing LINK from the Trust to redeem a Basket by an Authorized Participant follows the same general procedure as transferring LINK to the Trust to create a Basket by an Authorized Participant, only in reverse. See “—Description of Creation and Redemption of Shares.”

The Marketing Agent

Prior to December 2, 2025, Grayscale Securities was the distributor and marketer of the Shares. Since December 2, 2025, Foreside Fund Services, LLC (“Foreside”) is the marketing agent of the Shares, and Grayscale Securities ceased acting as the distributor and marketer of the Shares of the Trust. Foreside is a registered broker-dealer with the SEC and is a member of FINRA.

In its capacity as marketing agent, Foreside provides the following services to the Sponsor: (i) assist the Sponsor in facilitating Participant Agreements between and among Authorized Participants, the Sponsor, on behalf of the Trust, and the Transfer Agent; (ii) provide prospectuses to Authorized Participants; (iii) work with the Transfer Agent to review and approve orders placed by the Authorized Participants and transmitted to the Transfer Agent; (iv) review and file applicable marketing materials with FINRA and (v) maintain, reproduce and store applicable books and records related to the services provided under the Marketing Agent Agreement.

The Sponsor has entered into a Marketing Agent Agreement with Foreside. The Sponsor may engage additional or successor marketing agents in the future.

Description of the Shares

The Trust is authorized under the Trust Agreement to create and issue an unlimited number of Shares. Shares will be issued only in Baskets (a Basket equals a block of 10,000 Shares) in connection with creations. The Shares represent units of fractional undivided beneficial interest in and ownership of the Trust and have no par value. The Shares are listed on NYSE Arca under the ticker symbol “GLNK”.

Description of Limited Rights

The Shares do not represent a traditional investment and should not be viewed as similar to “shares” of a corporation operating a business enterprise with management and a board of directors. A shareholder will not have the statutory rights normally associated with the ownership of shares of a corporation. Each Share is transferable, is fully paid and non-assessable and entitles the holder to vote on the limited matters upon which shareholders may vote under the Trust Agreement. For example, shareholders do not have the right to elect or remove directors and will not receive dividends. The Shares do not entitle their holders to any conversion or pre-emptive rights or, except as discussed below, any redemption rights or rights to distributions.

Voting and Approvals

The shareholders take no part in the management or control of the Trust. Under the Trust Agreement, shareholders have limited voting rights. For example, in the event that the Sponsor withdraws, a majority of the shareholders may elect and appoint a successor sponsor to carry out the affairs of the Trust. The Sponsor is also permitted to make certain restatements, amendments or supplements to the Trust Agreement that would materially adversely affect the interests of the shareholders as determined by the Sponsor in its sole discretion with a 20-day notice to shareholders. Additionally, the Sponsor is permitted to make certain restatements, amendments or supplements to the Trust Agreement that could adversely affect the status of the Trust as a grantor trust for U.S. federal income tax purposes, but only if certain conditions set forth in the amendments relating to the qualification of the Trust as a grantor trust for U.S. federal income tax purposes are satisfied. Furthermore, subject to certain limitations, the Sponsor may make any other amendments to the Trust Agreement which do not materially adversely affect the interests of the shareholders in its sole discretion without shareholder consent.

Distributions

Pursuant to the terms of the Trust Agreement, the Trust may make distributions on the Shares in-cash or in-kind.

In addition, if the Trust is terminated and liquidated, the Sponsor will distribute to the shareholders any amounts of the cash proceeds of the liquidation remaining after the satisfaction of all outstanding liabilities of the Trust and the establishment of reserves for applicable taxes, other governmental charges and contingent or future liabilities as the Sponsor will determine. See “—Description of the Trust Agreement—Termination of the Trust.” Shareholders of record on the record date fixed by the Transfer Agent for a distribution will be entitled to receive their pro rata portions of any distribution.

Creation of Shares

The Trust creates Shares at such times and for such periods as determined by the Sponsor, but only in one or more whole Baskets. A Basket equals 10,000 Shares. See “—Description of Creation and Redemption of Shares.” The creation of a Basket requires the delivery to the Trust of the amount of LINK (or cash to acquire the amount of LINK) represented by one Share immediately prior to such creation multiplied by 10,000. The Trust may from time to time halt creations, including for extended periods of time, for a variety of reasons, including in connection with forks, airdrops and other similar occurrences.

Redemption of Shares

On September 17, 2025, the SEC approved the Generic Listing Standards. On December 1, 2025, NYSE Arca certified its approval for listing and trading of the Shares of the Trust under the Generic Listing Standards and registration of the Shares under the Exchange Act. Shares of the Trust began trading on NYSE Arca under the symbol “GLNK” on December 2, 2025. In connection with the listing of the Shares, the Sponsor authorized the commencement of the Trust’s redemption program in reliance on Regulation M exemptive relief available to similarly situated commodity-based exchange-traded products.

Shares are redeemable only in accordance with the provisions of the Trust Agreement and the relevant Participant Agreement. Through its redemption program, the Trust redeems Shares from Authorized Participants on an ongoing basis. Although the Trust redeems Baskets by distributing LINK or proceeds from the disposition of LINK, an Authorized Participant may submit either In-Kind Orders or Cash Orders. In a Cash Order, the Authorized Participant will accept cash from the Cash Account (as defined herein) in connection with the redemption of Baskets. In an In-Kind Order, the Authorized Participant or its AP Designee will receive LINK directly from the Trust in connection with the redemption of Baskets.

Cash Orders are facilitated by the Transfer Agent and Grayscale Investments Sponsors, LLC, which acts on behalf of the Trust in its capacity as Liquidity Engager and will engage one or more Liquidity Providers that is not an agent of, or otherwise acting on behalf of, any Authorized Participant receiving LINK in connection with such orders. See “Description of Creation and Redemption of Shares.”

The Sponsor may suspend the Trust’s redemption program in its sole discretion, or the redemption program may otherwise become unavailable, which could cause the Shares to trade at a discount to the NAV per Share. See “Item 1A. Risk Factors—Risk Factors Related to the Trust and the Shares—The limited ability to facilitate in-kind creations and redemptions of Shares could have adverse consequences for the Trust.”

Book-Entry Form

Shares are held primarily in book-entry form by the Transfer Agent. The Sponsor or its delegate will direct the Transfer Agent to credit or debit, as applicable the number of Baskets to the applicable Authorized Participant. The Transfer Agent will issue or cancel Baskets, as applicable. Transfers will be made in accordance with standard securities industry practice. The Sponsor may cause the Trust to issue Shares in certificated form in limited circumstances in its sole discretion.

Share Splits

In its discretion, the Sponsor may direct the Transfer Agent to declare a split or reverse split in the number of Shares outstanding and to make a corresponding change in the number of Shares constituting a Basket. For example, if the Sponsor believes that the per Share price in the secondary market for Shares has risen or fallen outside a desirable trading price range, it may declare such a split or reverse split.

Description of Creation and Redemption of Shares

General

The Trust issues Shares to and redeems Shares from Authorized Participants on an ongoing basis, but only in one or more Baskets (with a “Basket” being a block of 10,000 Shares). The Trust will not issue fractions of a Basket. The Sponsor believes that the creation and redemption order size of 10,000 Shares will enable Authorized Participants to manage inventory and facilitate an effective arbitrage mechanism for the Trust. However, the Sponsor may in the future adjust the creation and redemption order size in order to improve the effectiveness of the activities of Authorized Participants in the secondary market for the Shares if the Sponsor determines it to be necessary or advisable. As such, the Sponsor does not expect that the size of the Baskets will have an impact on the arbitrage mechanism.

The creation and redemption of Baskets will be made only upon the delivery to the Trust, or the distribution or other disposition by the Trust, of the amount of whole and fractional LINK represented by each Basket being created or redeemed, which is determined by dividing (x) the amount of LINK owned by the Trust at 4:00 p.m., New York time, on the trade date of a creation or redemption order, after deducting the amount of LINK representing the U.S. dollar value of accrued but unpaid fees and expenses of the Trust (converted using the Index Price at such time, and carried to the eighth decimal place), by (y) the number of Shares outstanding at such time (with the quotient so obtained calculated to one one-hundred-millionth of one LINK (i.e., carried to the eighth decimal place)), and multiplying such quotient by 10,000 (the “Basket Amount”). The U.S. dollar value of a Basket is calculated by multiplying the Basket Amount by the Index Price as of the trade date (the “Basket NAV”). The Basket NAV multiplied by the number of Baskets being created or redeemed is referred to as the “Total Basket NAV.” All questions as to the calculation of the Basket Amount will be conclusively determined by the Sponsor and will be final and binding on all persons interested in the Trust. One or more major market data vendors may provide an intra-day indicative value (“IIV”) per Share updated every 15 seconds, as calculated by NYSE Arca or a third-party financial data provider during NYSE Arca’s Core Trading Session (9:30 a.m. to 4:00 p.m., New York time). Such IIV will be calculated using the same methodology as the NAV per Share of the Trust, specifically by using the prior day’s closing NAV per Share as a base and updating that value during the NYSE Arca Core Trading Session to reflect changes in the value of the Trust’s NAV during the trading day. The IIV on a per Share basis disseminated during the Core Trading Session should not be viewed as a real-time update of the NAV, which is calculated once a day. The amount of LINK represented by a Share will gradually decrease over time as the Trust’s LINK are used to pay the Trust’s expenses.

Authorized Participants are the only persons that may place orders to create and redeem Baskets. Each Authorized Participant must (i) be a registered broker-dealer and (ii) enter into a Participant Agreement with the Sponsor and the Transfer Agent and (iii) in the case of any creation or redemption pursuant to In-Kind Orders, own a LINK wallet address that is known to the Custodian as belonging to the Authorized Participant (and maintain an account with the Custodian (or if the Authorized Participant does not itself trade in LINK, a designee of such Authorized Participant (each, an “AP Designee”) must own a LINK wallet address that is known to the Custodian as belonging to such AP Designee and maintain an account with the Custodian.

An Authorized Participant may act for its own account or as agent for broker-dealers, custodians and other securities market participants that wish to create or redeem Baskets. Shareholders who are not Authorized Participants will only be able to create or redeem their Shares through an Authorized Participant.

The creation of Baskets requires the delivery to the Trust of the Total Basket Amount (or cash to acquire the Total Basket Amount) and the redemption of Baskets requires the distribution or other disposition by the Trust of the Total Basket Amount. Although the Trust creates Baskets only upon the receipt of LINK, and redeems Baskets only by distributing LINK or proceeds from the disposition of LINK, at this time an Authorized Participant can only submit Cash Orders, pursuant to which the Authorized Participant will deposit cash into, or accept cash from, a segregated account maintained by the Transfer Agent in the name of the Trust for purposes of receiving and distributing cash in connection with the creation and redemption of Baskets (such account, the “Cash Account”).

Cash Orders will be facilitated by the Transfer Agent and Grayscale Investments Sponsors, LLC. On an order-by-order basis, Grayscale Investments Sponsors, LLC, acting in its capacity as Liquidity Engager will engage one or more Liquidity Providers to obtain or receive LINK in exchange for cash in connection with such order, as described in more detail below. Each Liquidity Provider must enter into a Liquidity Provider Agreement with the Liquidity Engager and the Sponsor (on behalf of the Trust), which will obligate it to obtain or receive LINK in connection with creations and redemptions pursuant to Cash Orders.

Unless the Sponsor requires that a Cash Order be effected at actual execution prices (an “Actual Execution Cash Order”), each Authorized Participant that submits a Cash Order to create or redeem Baskets will pay a fee (the “Variable Fee”) based on the Total Basket NAV (a “Variable Fee Cash Order”), and any price differential between (x) the Total Basket NAV on the trade date and (y) the price realized in acquiring or disposing of the corresponding Total Basket Amount, as the case may be, will be borne solely by the Liquidity Provider until such LINK have been received or liquidated by the Trust. The Variable Fee is intended to cover all of a Liquidity Provider’s expenses in connection with the creation or redemption order, including any exchange fees that the Liquidity Provider incurs in connection with buying or selling LINK. The amount may be changed by the Sponsor in its sole discretion at any time, and Liquidity Providers will communicate to the Sponsor in advance the Variable Fee they would be willing to accept in connection with a Variable Fee Cash Order, based on market conditions and other factors existing at the time of such Variable Fee Cash Order.

Alternatively, the Sponsor may require that a Cash Order be effected as an Actual Execution Cash Order, in its sole discretion based on market conditions and other factors existing at the time of such Cash Order, and under such circumstances, any price differential between (x) the Total Basket NAV on the trade date and (y) the price realized in acquiring or disposing of the corresponding Total Basket Amount, as the case may be, will be borne solely by such Authorized Participant until such LINK have been received or liquidated by the Trust. See “—Creation Procedures—Actual Execution Cash Orders” and “—Redemption Procedures—Actual Execution Cash Orders.”

In the case of creations pursuant to Cash Orders, to transfer the Total Basket Amount to the Trust’s Vault Balance, the Liquidity Provider will transfer LINK to one of the public key addresses associated with the Vault Balance and as provided by the Sponsor. In the case of redemptions pursuant to Cash Orders, the same procedure is conducted, but in reverse, using the public key addresses associated with the wallet of the Liquidity Provider, and as provided by such party. All such transactions will be conducted on the Blockchain and parties acknowledge and agree that such transfers may be irreversible if done incorrectly. See “Item 1A. Risk Factors—Risk Factors Related to the Trust and the Shares—Ether transactions are irrevocable and stolen or incorrectly transferred LINK may be irretrievable. As a result, any incorrectly executed LINK transactions could adversely affect the value of the Shares.”

The Trust may also create and redeem Baskets via In-Kind Orders, pursuant to which an Authorized Participant or its AP Designee will deposit LINK directly with the Trust or receive LINK directly from the Trust.

Authorized Participants do not pay a transaction fee to the Trust in connection with the creation or redemption of Baskets, but there may be transaction fees associated with the validation of the transfer of LINK by the Chainlink Network, which will be paid by the Custodian in the case of redemptions and an Authorized Participant, its AP Designee or the Liquidity Provider in the case of creations. Service providers may charge Authorized Participants or AP Designees administrative fees for order placement and other services related to the creation or redemption of Baskets. As discussed above, Authorized Participants will also pay the Variable Fee in connection with Variable Fee Cash Orders. As discussed in further detail below under “—Creation Procedures—Actual Execution Cash Orders” and “—Redemption Procedures—Actual Execution Cash Orders”, under certain circumstances Authorized Participants may also be required to deposit additional cash in the Cash Account, or be entitled to receive excess cash from the Cash Account, in connection with creations and redemptions pursuant to Actual Execution Cash Orders. Authorized Participants will receive no fees, commissions or other form of compensation or inducement of any kind from either the Sponsor or the Trust and no such person has any obligation or responsibility to the Sponsor or the Trust to effect any sale or resale of Shares.

The Participant Agreements and the related procedures attached thereto may be amended by the Sponsor and the relevant Authorized Participant. Under the Participant Agreements, the Sponsor has agreed to indemnify each Authorized Participant against certain liabilities, including liabilities under the Securities Act.

The following description of the procedures for the creation and redemption of Baskets is only a summary and shareholders should refer to the relevant provisions of the Trust Agreement and the form of Participant Agreement for more detail.

Creation Procedures

On any business day, an Authorized Participant may place an order with the Transfer Agent to create one or more Baskets. Orders for creations may be either In-Kind Orders or Cash Orders. In-Kind Orders for creation must be placed with the Transfer Agent no later than 3:59:59 p.m., New York time, and Cash Orders for creation must be placed with the Transfer Agent no later than 1:59:59 p.m., New York time (the “Order Cutoff Time”).

The Sponsor may in its sole discretion limit the number of Shares created pursuant to Cash Orders on any specified day without notice to the Authorized Participants and may direct the Marketing Agent to reject any Cash Orders in excess of such capped amount. In exercising its discretion to limit the number of Shares created pursuant to Cash Orders, the Sponsor expects to take into consideration a number of factors, including (i) the availability of Liquidity Providers to facilitate Cash Orders and (ii) the cost of processing Cash Orders relative to the cost of processing In-Kind Orders. If the Sponsor decides to limit Cash Orders and there are not otherwise a sufficient amount of In-Kind Orders to allow the arbitrage mechanism to function, or if the Trust is otherwise unable to satisfy creation orders made in cash, the Trust’s ability to create new Shares could be negatively impacted, which could impact the Shares’ liquidity and/or cause the Shares to trade at premiums to the NAV per Share, and otherwise have a negative impact on the value of the Shares. See “Item 1A. Risk Factors—Risk Factors Related to the Trust and the Shares—The limited ability to facilitate in-kind creations and redemptions of Shares could have adverse consequences for the Trust.”

In-Kind Orders

Creations pursuant to In-Kind Orders will take place as follows, where “T” is the trade date and each day in the sequence must be a business day.

Trade Date (T)	Settlement Date (T+1, or T+2, as established at the time of order placement)
•
The Authorized Participant places a creation order with the Transfer Agent.
•
The Marketing Agent accepts (or rejects) the creation order, which is communicated to the Authorized Participant by the Transfer Agent.

•
The Authorized Participant or AP Designee transfers the Total Basket Amount to the Trust’s Vault Balance.
•
The Trust issues the aggregate number of Shares corresponding to the Baskets ordered by the Authorized Participant and the Transfer Agent delivers such Shares by crediting the number of Baskets created to the Authorized Participant’s DTC account.

Cash Orders

Creations pursuant to Cash Orders will take place as follows, where “T” is the trade date and each day in the sequence must be a business day. Before a creation pursuant to a Cash Order is placed, the Sponsor determines if such creation pursuant to a Cash Order will be a Variable Fee Cash Order or an Actual Execution Cash Order, which determination is communicated to the Authorized Participant.

Trade Date (T)	Settlement Date (T+1, or T+2, as established at the time of order placement)
•
The Authorized Participant places a creation order with the Transfer Agent.
•
The Marketing Agent accepts (or rejects) the creation order, which is communicated to the Authorized Participant by the Transfer Agent.
•
The Sponsor notifies the Liquidity Provider of the creation order.
•
The Sponsor determines the Total Basket NAV and any Variable Fee and Additional Creation Cash as soon as practicable after 4:00 p.m., New York time.

•
The Authorized Participant delivers to the Cash Account:

(x) in the case of a Variable Fee Cash Order, the Total Basket NAV, plus any Variable Fee; or

(y) in the case of an Actual Execution Cash Order, the Total Basket NAV, plus any Additional Creation Cash, less any Excess Creation Cash, if applicable (such amount, as applicable, the “Required Creation Cash”).

•
The Liquidity Provider transfers the Total Basket Amount to the Trust’s Vault Balance.
•
Once the Trust is in simultaneous possession of (x) the Total Basket Amount and (y) the Required Creation Cash, the Trust issues the aggregate number of Shares corresponding to the Baskets ordered by the Authorized Participant, which the Transfer Agent holds for the benefit of the Authorized Participant.
•
Cash equal to the Required Creation Cash is delivered to the Liquidity Provider from the Cash Account.
•
The Transfer Agent delivers Shares to the Authorized Participant by crediting the number of

Baskets created to the Authorized Participant’s DTC account.

Variable Fee Cash Orders

Unless the Sponsor determines otherwise in its sole discretion based on market conditions and other factors existing at the time of such Cash Order, all creations pursuant to Cash Orders are expected to be executed as Variable Fee Cash Orders, and any price differential between (x) the Total Basket NAV on the trade date and (y) the price realized in acquiring the corresponding Total Basket Amount will be borne solely by the Liquidity Provider until such LINK have been received by the Trust.

The Sponsor anticipates that the Trust’s cost to acquire the Total Basket Amount in connection with a Variable Fee Cash Order will equal the sum of the corresponding Total Basket NAV and Variable Fee to be delivered by the Authorized Participant to the Trust. In the event that, by 12:00 p.m., New York time on the settlement date of a creation pursuant to a Variable Fee Cash Order, either (x) the Trust’s Vault Balance has not been credited with LINK in an amount equal to the Total Basket Amount or (y) the Cash Account has not been credited with the Total Basket NAV, plus any Variable Fee, such Cash Order will be deemed a failed trade, with any consideration that has been delivered by the Authorized Participant or the Liquidity Provider in respect of such Cash Order being returned by the Trust.

The Transfer Agent shall under no circumstances cause the Trust to issue Shares in respect of a Variable Fee Cash Order until such time as each of (x) the Total Basket Amount and (y) the Total Basket NAV, plus any Variable Fee, has been delivered to the Trust, and the Trust is in simultaneous possession of both.

Actual Execution Cash Orders

With respect to a creation pursuant to an Actual Execution Cash Order, as between the Trust and an Authorized Participant, the Authorized Participant is responsible for the dollar cost of the difference between the LINK price utilized in calculating Total Basket NAV on the trade date and the price at which the Trust acquires the LINK on the settlement date. If the price realized in acquiring the corresponding Total Basket Amount is higher than the Total Basket NAV, the Authorized Participant will bear the dollar cost of such difference by delivering cash in the amount of such difference (the “Additional Creation Cash”) to the Cash Account. If the price realized in acquiring the corresponding Total Basket Amount is lower than the Total Basket NAV, the Authorized Participant will benefit from such difference, with the Trust promptly returning cash in the amount of such excess (the “Excess Creation Cash”) to the Authorized Participant.

In the event that, by 12:00 p.m., New York time on the settlement date of a creation pursuant to an Actual Execution Cash Order, either (x) the Trust’s Vault Balance has not been credited with LINK in an amount equal to the Total Basket Amount or (y) the Cash Account has not been credited with the Total Basket NAV (net of any Additional Creation Cash or Excess Creation Cash, if applicable), such Cash Order will be deemed a failed trade, with any consideration that has been delivered by the Authorized Participant or the Liquidity Provider in respect of such Cash Order being returned by the Trust.

The Transfer Agent shall under no circumstances cause the Trust to issue Shares in respect of a Cash Order until such time as each of (x) the Total Basket Amount and (y) the Total Basket NAV (net of any Additional Creation Cash or Excess Creation Cash, if applicable) has been delivered to the Trust, and the Trust is in simultaneous possession of both.

Redemption Procedures

The procedures by which an Authorized Participant can redeem one or more Baskets mirror the procedures for the creation of Baskets. On any business day, an Authorized Participant may place a redemption order specifying the number of Baskets to be redeemed. Redemption orders may be placed as either In-Kind Orders or Cash Orders, as described below. Orders for redemptions may be either In-Kind Orders or Cash Orders. In-Kind Orders for redemption must be placed with the Transfer Agent no later than 3:59:59 p.m., New York time, and Cash Orders for redemption must be placed with the Transfer Agent no later than 1:59:59 p.m., New York time.

The redemption of Shares pursuant to Cash Orders will only take place if approved by the Sponsor in writing, in its sole discretion and on a case-by-case basis. In exercising its discretion to approve the redemption of Shares pursuant to Cash Orders, the Sponsor expects to take into consideration a number of factors, including (i) the availability of Liquidity Providers to facilitate Cash Orders and (ii) the cost of processing Cash Orders relative to the cost of processing In-Kind Orders. If the Sponsor decides to limit Cash Orders and there are not otherwise In-Kind Orders sufficient to allow the arbitrage mechanism to function, or if the Trust is unable to satisfy redemption orders made in cash, the Trust’s ability to redeem new Shares could be negatively impacted, which could impact the Shares’ liquidity and/or cause the Shares to trade at discounts, and could have a negative impact on the value of the Shares. See “Item 1A. Risk

Factors—Risk Factors Related to the Trust and the Shares—The limited ability to facilitate in-kind creations and redemptions of Shares could have adverse consequences for the Trust” for more information.

The Authorized Participants may only redeem Baskets and cannot redeem any Shares in an amount less than a Basket.

In-Kind Orders

Redemptions pursuant to In-Kind Orders will take place as follows, where “T” is the trade date and each day in the sequence must be a business day.

Trade Date (T)	Settlement Date (T+1 (or T+2 as established at the time of order placement))
•
The Authorized Participant places a redemption order with the Transfer Agent.
•
The Marketing Agent accepts (or rejects) the redemption order, which is communicated to the Authorized Participant by the Transfer Agent.

•
The Authorized Participant delivers Baskets to be redeemed from its DTC account to the Transfer Agent.
•
The Custodian transfers the Total Basket Amount to the Authorized Participant or AP Designee, and the Transfer Agent cancels the Shares.

Cash Orders

Redemptions pursuant to Cash Orders will take place as follows, where “T” is the trade date and each day in the sequence must be a business day. Before a redemption pursuant to a Cash Order is placed, the Sponsor determines if such redemption order will be a Variable Fee Cash Order or an Actual Execution Cash Order, which determination is communicated to the Authorized Participant.

Trade Date (T)	Settlement Date (T+1 (or T+2 as established at the time of order placement))
•
The Authorized Participant places a redemption order with the Transfer Agent.
•
The Marketing Agent accepts (or rejects) the redemption order, which is communicated to the Authorized Participant by the Transfer Agent.
•
The Sponsor notifies the Liquidity Provider of the redemption order.
•
The Sponsor determines the Total Basket NAV and, in the case of a Variable Fee Cash Order, any Variable Fee, as soon as practicable after 4:00 p.m., New York time.

•
The Authorized Participant delivers Baskets to be redeemed from its DTC account to the Transfer Agent.
•
The Liquidity Provider delivers to the Cash Account:

(x) in the case of a Variable Fee Cash Order, the Total Basket NAV less any Variable Fee; or

(y) in the case of an Actual Execution Cash Order, the actual proceeds to the Trust from the liquidation of the Total Basket Amount (such amount, as applicable, the “Required Redemption Cash”).

•
Once the Trust is in simultaneous possession of (x) the Total Basket Amount and (y) the Required Redemption Cash, the Transfer Agent cancels the Shares comprising the number of Baskets redeemed by the Authorized Participant.
•
The Custodian sends the Liquidity Provider the Total Basket Amount, and cash equal to the Required Redemption Cash is delivered to the Authorized Participant from the Cash Account.

Variable Fee Cash Orders

Unless the Sponsor determines otherwise in its sole discretion based on market conditions and other factors existing at the time of such Cash Order, all redemptions pursuant to Cash Orders are expected to be executed as Variable Fee Cash Orders, and any price differential between (x) the Total Basket NAV on the trade date and (y) the price realized in disposing of the corresponding Total Basket Amount will be borne solely by the Liquidity Provider.

The Sponsor anticipates that the Trust’s proceeds from liquidating the Total Basket Amount in connection with a Variable Fee Cash Order will equal the corresponding Total Basket NAV less the Variable Fee to be delivered by the Liquidity Provider to the Trust. In the event that, by 12:00 p.m. (New York time) on the settlement date of a redemption pursuant to a Variable Fee Cash Order, either (x) the Transfer Agent’s account at DTC has not been credited with the total number of Shares corresponding to the total number of Baskets to be redeemed or (y) the Cash Account has not been credited with the Total Basket NAV, less any Variable Fee, such Cash Order will be deemed a failed trade, with any consideration that has been delivered by the Authorized Participant or the Liquidity Provider in respect of such Cash Order being returned by the Trust.

The Transfer Agent shall under no circumstances deliver the Required Redemption Cash to the Authorized Participant in respect of a Variable Fee Cash Order until such time as (x) the Baskets to be redeemed have been delivered to the Transfer Agent and (y) the Total Basket NAV, less any Variable Fee, has been delivered to the Cash Account, and the Trust and/or the Transfer Agent is in simultaneous possession of both.

Actual Execution Cash Orders

With respect to a redemption pursuant to an Actual Execution Cash Order, as between the Trust and an Authorized Participant, the Authorized Participant is responsible for the dollar cost of the difference between the LINK price utilized in calculating Total Basket NAV on the trade date and the price at which the Trust disposes of the LINK on the settlement date. If the price realized in disposing the corresponding Total Basket Amount on the settlement date is lower than the Total Basket NAV on the trade date, the Authorized Participant will bear the dollar cost of such difference (the “Redemption Cash Shortfall”), with the amount of cash to be delivered to the Authorized Participant being reduced by the amount of such Redemption Cash Shortfall. If the price realized in disposing the corresponding Total Basket Amount on the settlement date is higher than the Total Basket NAV on the trade date, the Trust will deliver cash in the amount of such excess (the “Additional Redemption Cash”) to the Authorized Participant.

In the event that, by 12:00 p.m. (New York time) on the settlement date of a redemption pursuant to an Actual Execution Cash Order, either (x) the Transfer Agent’s account at DTC has not been credited with the total number of Shares corresponding to the total number of Baskets to be redeemed or (y) the Cash Account has not been credited with the Total Basket NAV (plus any Additional Redemption Cash or net of any Redemption Cash Shortfall), such Cash Order will be deemed a failed trade, with any consideration that has been delivered by the Authorized Participant or the Liquidity Provider in respect of such Cash Order being returned by the Trust.

The Transfer Agent shall under no circumstances deliver the Required Redemption Cash to the Authorized Participant in respect of a Cash Order until such time as (x) the Total Basket Amount has been delivered to the Transfer Agent and (y) the Total Basket NAV (plus any Additional Redemption Cash or net of any Redemption Cash Shortfall, if applicable) has been delivered to the Trust, and the Trust and/or the Transfer Agent is in simultaneous possession of both.

Suspension or Rejection of Orders and Total Basket Amount

The creation or redemption of Shares may be suspended generally, or refused with respect to particular requested creations or redemptions, during any period when the transfer books of the Transfer Agent are closed or if circumstances outside the control of the Sponsor or its delegates make it for all practical purposes not feasible to process creation orders or redemption orders or for any other reason at any time or from time to time. The Marketing Agent may reject an order or, after accepting an order, may cancel such order, if: (i) such order is not presented in proper form as described in the Participant Agreement, (ii) in the case of In-Kind Orders, the transfer of the Total Basket Amount comes from an account other than a LINK wallet address that is known to the Custodian as belonging to the Authorized Participant or its AP Designee or (iii) the fulfillment of the order, in the opinion of counsel, might be unlawful, among other reasons. None of the Sponsor or its delegates will be liable for the suspension, rejection or acceptance of any creation order or redemption order.

The Sponsor will notify investors of any suspension of creations or redemptions of Shares by filing a current report on Form 8-K. Suspension of the creation or redemption of Shares could negatively impact the Shares’ liquidity and/or cause the Shares to trade at premiums and discounts, and otherwise have a negative impact on the value of the Shares.

Tax Responsibility

Authorized Participants are responsible for any transfer tax, sales or use tax, stamp tax, recording tax, value-added tax or similar tax or governmental charge applicable to the creation and redemption of Baskets, regardless of whether such tax or charge is imposed directly on the Authorized Participants, and agree to indemnify the Sponsor and the Trust if the Sponsor or the Trust is required by law to pay any such tax, together with any applicable penalties, additions to tax or interest thereon.

Valuation of LINK and Determination of NAV

The Sponsor will evaluate the LINK held by the Trust and determine the NAV of the Trust in accordance with the relevant provisions of the Trust Documents. The following is a description of the material terms of the Trust Documents as they relate to valuation of the Trust’s LINK and the NAV calculations, which is calculated using non-GAAP methodology and is not used in the Trust’s financial statements.

On each business day at 4:00 p.m., New York time, or as soon thereafter as practicable (the “Evaluation Time”), the Sponsor will evaluate the LINK held by the Trust and calculate and publish the NAV of the Trust. To calculate the NAV, the Sponsor will:

1.
Determine the Index Price as of such business day.
2.
Multiply the Index Price by the Trust’s aggregate amount of LINK owned by the Trust as of 4:00 p.m., New York time, on the immediately preceding day, less the aggregate amount of LINK payable as the accrued and unpaid Sponsor’s Fee as of 4:00 p.m., New York time, on the immediately preceding day.
3.
Add the U.S. dollar value of LINK, calculated using the Index Price, receivable under pending creation orders, if any, determined by multiplying the number of the Creation Baskets represented by such creation orders by the Basket Amount and then multiplying such product by the Index Price.
4.
Subtract the U.S. dollar amount of accrued and unpaid Additional Trust Expenses, if any.
5.
Subtract the U.S. dollar value of the LINK, calculated using the Index Price, which are either (i) to be distributed under pending redemption orders, if any, determined by multiplying the number of Baskets to be redeemed represented by such redemption orders by the Basket Amount and then multiplying such product by the Index Price, or (ii) to be distributed to shareholders pursuant to a binding obligation of the Trust following the declaration of an in-kind dividend (including through interests in any liquidating trust or other vehicle formed to hold such LINK) (the amount derived from steps 1 through 5 above, the “NAV Fee Basis Amount”).
6.
Subtract the U.S. dollar amount of the Sponsor’s Fee that accrues for such business day, as calculated based on the NAV Fee Basis Amount for such business day.

In the event that the Sponsor determines that the primary methodology used to determine the Index Price is not an appropriate basis for valuation of the Trust’s LINK, the Sponsor will utilize the cascading set of rules as described in “—Overview of the Chainlink Industry and Market—LINK Value—The Index and the Index Price.”

The Sponsor will publish the Index Price, the Trust’s NAV and the NAV per Share on the Trust’s website as soon as practicable after its determination. If the NAV and NAV per Share have been calculated using a price per LINK other than the Index Price for such Evaluation Time, the publication on the Trust’s website will note the valuation methodology used and the price per LINK resulting from such calculation.

In the event of a hard fork of the Ethereum Network, the Sponsor will, if permitted by the terms of the Trust Agreement, use its discretion to determine, in good faith, which peer-to-peer network, among a group of incompatible forks of the Ethereum Network, is generally accepted as the network for LINK and should therefore be considered the appropriate network for the Trust’s purposes. The Sponsor will base its determination on a variety of then relevant factors, including (but not limited to) the following: (i) the Sponsor’s beliefs regarding expectations of the core developers of LINK, users, services, businesses, validators and other constituencies and (ii) the actual continued acceptance of, validating power on, and community engagement with the Ethereum Network.

The shareholders may rely on any evaluation furnished by the Sponsor. The determinations that the Sponsor makes will be made in good faith upon the basis of, and the Sponsor will not be liable for any errors contained in, information reasonably available to it. The Sponsor will not be liable to the Authorized Participants, the shareholders or any other person for errors in judgment. However, the preceding liability exclusion will not protect the Sponsor against any liability resulting from gross negligence, willful misconduct or bad faith in the performance of its duties.

Expenses; Sales of LINK

The Trust’s only ordinary recurring expense is expected to be the Sponsor’s Fee. From inception to December 1, 2025, the Sponsor’s Fee was 2.5%. Effective December 2, 2025, the Sponsor’s Fee was lowered to 0.35%. The Sponsor’s Fee will accrue daily in U.S. dollars at an annual rate of 0.35% of the NAV Fee Basis Amount of the Trust as of 4:00 p.m., New York time, on each day; provided that for a day that is not a business day, the calculation will be based on the NAV Fee Basis Amount from the most recent business day, reduced by the accrued and unpaid Sponsor’s Fee for such most recent business day and for each day after such most recent business day and prior to the relevant calculation date. This dollar amount for each daily accrual will then be converted into LINK by reference to the same Index Price used to determine such accrual. The Sponsor’s Fee is payable in LINK to the Sponsor daily in arrears.

The Sponsor, from time to time, may temporarily waive all or a portion of the Sponsor’s Fee in its sole discretion for stated periods of time. Effective December 2, 2025, the Sponsor has determined to waive a portion of the Sponsor’s Fee until the earlier of (x) March 2, 2026 and (y) the first date on which the NAV of the Trust exceeds $1.0 billion (such period, the “Fee Waiver Period”). If the Trust’s NAV exceeded $1.0 billion prior to March 2, 2026, the Sponsor’s Fee charged on assets over $1.0 billion would have become 0.35%. All investors will incur the same Sponsor’s Fee, which is the weighted average for those fee rates. Following the expiration of the Fee Waiver Period on March 2, 2026, the effective Sponsor’s Fee is now 0.35%. From December 2, 2025 to December 31, 2025, the Trust’s assets did not exceed $1.0 billion and no Sponsor’s Fee had been incurred.

Expenses to Be Paid by the Sponsor

The Trust pays the Sponsor’s Fee to the Sponsor. As partial consideration for its receipt of the Sponsor’s Fee from the Trust, the Sponsor is obligated under the Trust Agreement to assume and pay all fees and other expenses incurred by the Trust in the ordinary course of its affairs, excluding taxes, but including: (i) the Marketing Fee; (ii) the Administrator Fee, if any; (iii) the Custodian Fee and fees for any other security vendor engaged by the Trust; (iv) the Transfer Agent Fee; (v) the Trustee fee; (vi) fees and expenses related to the listing, quotation or trading of the Shares on any Secondary Market (including customary legal, marketing and audit fees and expenses) in an amount up to $600,000 in any given fiscal year; (vii) ordinary course legal fees and expenses; (viii) audit fees; (ix) regulatory fees, including, if applicable, any fees relating to registration of the Shares under the Securities Act or the Exchange Act; (x) printing and mailing costs; (xi) the costs of maintaining the Trust’s website; and (xii) applicable license fees (each a “Sponsor-paid Expense”), provided that any expense that qualifies as an Additional Trust Expense will be deemed to be an Additional Trust Expense and not a Sponsor-paid Expense. The Sponsor, from time to time, may temporarily waive all or a portion of the Sponsor’s Fee of the Trust in its discretion for stated periods of time. The Sponsor has previously waived the Sponsor's Fee during the Fee Waiver Period, which ended on March 2, 2026. Presently, the Sponsor does not intend to waive any of the Sponsor’s Fee for the Trust and, except as set forth above, there are no circumstances under which the Sponsor has determined it will definitely waive the fee. The Sponsor is under no obligation to waive any portion of its fees and any such waiver shall create no obligation to waive any such fees during any period not covered by the waiver.

The Sponsor’s Fee will generally be paid in LINK.

After the Trust’s payment of the Sponsor’s Fee to the Sponsor, the Sponsor may elect to convert the LINK received as payment of the Sponsor’s Fee into U.S. dollars. The rate at which the Sponsor converts such LINK to U.S. dollars may differ from the rate at which the relevant Sponsor’s Fee was determined. The Trust will not be responsible for any fees and expenses incurred by the Sponsor to convert LINK received in payment of the Sponsor’s Fee into U.S. dollars.

Extraordinary and Other Expenses

In certain extraordinary circumstances, the Trust may incur certain extraordinary, non-recurring expenses that are not Sponsor-paid Expenses, including, but not limited to: taxes and governmental charges; expenses and costs of any extraordinary services performed by the Sponsor (or any other service provider) on behalf of the Trust to protect the Trust or the interests of shareholders; any indemnification of the Custodian or other agents, service providers or counterparties of the Trust; the fees and expenses related to the listing, quotation or trading of the Shares on any Secondary Market (including legal, marketing and audit fees and expenses) to the extent exceeding $600,000 in any given fiscal year; and extraordinary legal fees and expenses, including any legal fees and expenses incurred in connection with litigation, regulatory enforcement or investigation matters (collectively, “Additional Trust Expenses”). If Additional Trust Expenses are incurred, the Trust will be required to pay these Additional Trust Expenses by selling or delivering LINK. Generally, the Sponsor will cover such expenses on behalf of the Trust and the Trust will reimburse the Sponsor by delivering to the Sponsor LINK in an amount equal to such expenses. When the Trust and the Sponsor, acting on behalf of the Trust, sell or deliver, as applicable, LINK, they generally do not transact directly with counterparties other than the Authorized Participants, a Liquidity Provider or other similarly eligible financial institutions that are subject to federal and state licensing requirements and maintain practices and policies designed to comply with AML and KYC regulations.

The Sponsor or any of its affiliates may be reimbursed only for the actual cost to the Sponsor or such affiliate of any expenses that it advances on behalf of the Trust for payment of which the Trust is responsible. In addition, the Trust Agreement prohibits the Trust from paying to the Sponsor or such affiliate for indirect expenses incurred in performing services for the Trust in its capacity as the Sponsor (or an affiliate of the Sponsor) of the Trust, such as salaries and fringe benefits of officers and directors, rent or depreciation, utilities and other administrative items generally falling within the category of the Sponsor’s “overhead.”

Disposition of LINK

To cause the Trust to pay the Sponsor’s Fee, the Sponsor will instruct the Custodian to (i) withdraw from the Vault Balance the amount of LINK, determined as described above in “—Expenses; Sales of LINK,” equal to the accrued but unpaid Sponsor’s Fee and (ii) transfer such LINK to an account maintained by the Custodian for the Sponsor at such times as the Sponsor determines in its absolute discretion. In addition, if the Trust incurs any Additional Trust Expenses, the Sponsor or its delegates (i) will instruct the Custodian to withdraw from the Vault Balance LINK in such quantity as may be necessary to permit payment of such Additional Trust Expenses and (ii) may either (x) cause the Trust to convert such LINK into U.S. dollars or other fiat currencies at the Actual Exchange Rate or (y) when the Sponsor incurs such expenses on behalf of the Trust, cause the Trust (or its delegate) to deliver such LINK in kind to the Sponsor, in each case in such quantity as may be necessary to permit payment of such Additional Trust Expenses. The Sponsor’s Fee and Additional Trust Expenses payable by the Trust will generally be paid in LINK. Shareholders do not have the option of choosing to pay their proportionate shares of Additional Trust Expenses in lieu of having their shares of Additional Trust Expenses paid by the Trust’s delivery or disposition of LINK. Assuming that the Trust is a grantor trust for U.S. federal income tax purposes, the transfer or sale of LINK to pay the Trust’s expenses will be a taxable event for shareholders. See “Material U.S. Federal Income Tax Consequences—Tax Consequences to U.S. Holders.”

Because the amount of LINK held by the Trust will decrease as a consequence of the payment of the Sponsor’s Fee in LINK or the sale of LINK to pay Additional Trust Expenses (and the Trust will incur additional fees associated with converting LINK into U.S. dollars), the amount of LINK represented by a Share will decline at such time and the Trust’s NAV may also decrease. Accordingly, the shareholders will bear the cost of the Sponsor’s Fee and any Additional Trust Expenses. New LINK deposited into the Vault Balance in exchange for additional new Baskets issued by the Trust will not reverse this trend.

The Sponsor will also cause the sale of the Trust’s LINK if the Sponsor determines that sale is required by applicable law or regulation or in connection with the termination and liquidation of the Trust. The Sponsor will not be liable or responsible in any way for depreciation or loss incurred by reason of any sale of LINK.

The quantity of LINK to be delivered to the Sponsor or other relevant payee in payment of the Sponsor’s Fee or any Additional Trust Expenses, or sold to permit payment of Additional Trust Expenses, will vary from time to time depending on the level of the Trust’s expenses and the value of LINK held by the Trust. See “—Expenses; Sales of LINK.” Assuming that the Trust is a grantor trust for U.S. federal income tax purposes, each delivery or sale of LINK by the Trust for the payment of expenses will be a taxable event to shareholders. See “—Material U.S. Federal Income Tax Consequences—Tax Consequences to U.S. Holders.”

Discretion of the Index Provider

The Index Provider has sole discretion over the determination of the Index Price and may change the methodologies for determining the Index Price from time to time.

Description of the Trust Agreement

The following is a description of the material terms of the Trust Agreement. The Trust Agreement establishes the roles, rights and duties of the Sponsor and the Trustee.

The Sponsor

Liability of the Sponsor and Indemnification

Neither the Sponsor nor the Trust insure the Trust’s LINK. The Sponsor and its affiliates (each a “Covered Person”) will not be liable to the Trust or any shareholder for any loss suffered by the Trust which arises out of any action or inaction of such Covered Person if such Covered Person determined in good faith that such course of conduct was in the best interests of the Trust. However, the preceding liability exclusion will not protect any Covered Person against any liability resulting from its own willful misconduct, bad faith or gross negligence in the performance of its duties.

Each Covered Person will be indemnified by the Trust against any loss, judgment, liability, expense incurred or amount paid in settlement of any claim sustained by it in connection with the Covered Person’s activities for the Trust, provided that (i) the Covered Person was acting on behalf of, or performing services for, the Trust and had determined, in good faith, that such course of conduct was in the best interests of the Trust and such liability or loss was not the result of fraud, gross negligence, bad faith, willful misconduct or a material breach of the Trust Agreement on the part of such Covered Person and (ii) any such indemnification will be recoverable only from the property of the Trust. Any amounts payable to an indemnified party will be payable in advance under certain circumstances.

Fiduciary and Regulatory Duties of the Sponsor

The Sponsor is not effectively subject to the duties and restrictions imposed on “fiduciaries” under both statutory and common law. Rather, the general fiduciary duties that would apply to the Sponsor are defined and limited in scope by the Trust Agreement.

Under Delaware law, a shareholder may bring a derivative action if the shareholder is a shareholder at the time the action is brought and either (i) was a shareholder at the time of the transaction at issue or (ii) acquired the status of shareholder by operation of law or the Trust’s governing instrument from a person who was a shareholder at the time of the transaction at issue. Additionally, Section 3816(e) of the Delaware Statutory Trust Act specifically provides that “a beneficial owner’s right to bring a derivative action may be subject to such additional standards and restrictions, if any, as are set forth in the governing instrument of the statutory trust, including, without limitation, the requirement that beneficial owners owning a specified beneficial interest in the statutory trust join in the bringing of the derivative action.” In addition to the requirements of applicable law, Section 7.4 of the Trust Agreement provides that no shareholder will have the right, power or authority to bring or maintain a derivative action, suit or other proceeding on behalf of the Trust unless two or more shareholders who (i) are not “Affiliates” (as defined in the Trust Agreement and below) of one another and (ii) collectively hold at least 10.0% of the outstanding Shares join in the bringing or maintaining of such action, suit or other proceeding. The Trust selected the 10.0% ownership threshold because the Trust believed that this was a threshold that investors would be comfortable with based on market precedent.

This provision applies to any derivative action brought in the name of the Trust other than claims brought under the federal securities laws or the rules and regulations thereunder, to which Section 7.4 does not apply. Due to this additional requirement, a shareholder attempting to bring a derivative action in the name of the Trust will be required to locate other shareholders with which it is not affiliated and that have sufficient Shares to meet the 10.0% threshold based on the number of Shares outstanding on the date the claim is brought and thereafter throughout the duration of the action, suit or proceeding.

“Affiliate” is defined in the Trust Agreement to mean any natural person, partnership, limited liability company, statutory trust, corporation, association or other legal entity (each, a “Person”) directly or indirectly owning, controlling or holding with power to vote 10% or more of the outstanding voting securities of such Person, (ii) any Person 10% or more of whose outstanding voting securities are directly or indirectly owned, controlled or held with power to vote by such Person, (iii) any Person, directly or indirectly, controlling, controlled by or under common control of such Person, (iv) any employee, officer, director, member, manager or partner of such Person, or (v) if such Person is an employee, officer, director, member, manager or partner, any Person for which such Person acts in any such capacity.

Any shareholders seeking to bring a derivative action may determine whether the 10.0% ownership threshold required to bring a derivative action has been met by dividing the number of Shares owned by such shareholders by the total number of Shares outstanding.

The Trust offers Shares on a periodic basis at such times and for such periods as the Sponsor determines in its sole discretion. As a result, in order to maintain the 10.0% ownership threshold required to maintain a derivative action, shareholders may need to increase their holdings or locate additional shareholders during the pendency of a claim. The Trust posts the number of Shares outstanding as of the end of each month on its website and as of the end of each quarter in its annual and quarterly filings with the SEC. The Trust additionally reports sales of unregistered securities on Form 8-K pursuant to Item 3.02 thereof. Shareholders may monitor the number of Shares outstanding at any time for purposes of calculating their ownership threshold by reviewing the Trust’s website and SEC filings and by requesting the number of Shares outstanding on any date from the Sponsor at any time pursuant to Sections 7.2 and 8.1 of the Trust Agreement. Shareholders have the opportunity at any time to increase their holdings or locate other shareholders to maintain the 10.0% threshold throughout the duration of a derivative claim. Shareholders may do so by requesting from the Sponsor the list of the names and last known address of all shareholders pursuant to Sections 7.2 and 8.1 of the Trust Agreement and Section 3819(a) of the DSTA. Because the Trust is a grantor trust, it may only issue one class of securities, the Shares.

The Sponsor is not aware of any reason to believe that Section 7.4 of the Trust Agreement is not enforceable under state or federal law. The Court of Chancery of Delaware has stated that “[t]he DSTA is enabling in nature and, as such, permits a trust through its declarations of trust to delineate additional standards and requirements with which a stockholder-plaintiff must comply to proceed derivatively in the name of the trust.” Hartsel v. Vanguard Group, Inc., Del. Ch. June 15, 2011. However, there is limited case law addressing the enforceability of provisions like Section 7.4 under state and federal law and it is possible that this provision would not be enforced by a court in another jurisdiction or under other circumstances.

Beneficial owners may have the right, subject to certain legal requirements, to bring class actions in federal court to enforce their rights under the federal securities laws and the rules and regulations promulgated thereunder by the SEC. Beneficial owners who have suffered losses in connection with the purchase or sale of their beneficial interests may be able to recover such losses from the Sponsor where the losses result from a violation by the Sponsor of the anti-fraud provisions of the federal securities laws.

Actions Taken to Protect the Trust

The Sponsor may prosecute, defend, settle or compromise actions or claims at law or in equity that it considers necessary or proper to protect the Trust or the interests of the shareholders. The expenses incurred by the Sponsor in connection therewith (including the fees and disbursements of legal counsel) will be expenses of the Trust and are deemed to be Additional Trust Expenses. The Sponsor will be entitled to be reimbursed for the Additional Trust Expenses it pays on behalf of the Trust.

Successor Sponsors

If the Sponsor is adjudged bankrupt or insolvent, the Trust may dissolve and a Liquidating Trustee may be appointed to terminate and liquidate the Trust and distribute its remaining assets. The Trustee will have no obligation to appoint a successor sponsor or to assume the duties of the Sponsor, and will have no liability to any person because the Trust is or is not terminated. However, if a certificate of dissolution or revocation of the Sponsor’s charter is filed (and ninety (90) days have passed after the date of notice to the Sponsor of revocation without a reinstatement of the Sponsor’s charter) or the withdrawal, removal, adjudication or admission of bankruptcy or insolvency of the Sponsor has occurred, shareholders holding at least a majority (over 50%) of the Shares may agree in writing to continue the affairs of the Trust and to select, effective as of the date of such event, one or more successor sponsors within ninety (90) days of any such event.

The Trustee

The Trustee is a fiduciary under the Trust Agreement and must satisfy the requirements of Section 3807 of the Delaware Statutory Trust Act. However, the fiduciary duties, responsibilities and liabilities of the Trustee are limited by, and are only those specifically set forth in, the Trust Agreement.

Limitation on Trustee’s Liability

Under the Trust Agreement, the Sponsor has exclusive control of the management of all aspects of the activities of the Trust and the Trustee has only nominal duties and liabilities to the Trust. The Trustee is appointed to serve as the trustee for the sole purpose of satisfying Section 3807(a) of the DSTA which requires that the Trust have at least one trustee with a principal place of business in the State of Delaware. The duties of the Trustee are limited to (i) accepting legal process served on the Trust in the State of Delaware and (ii) the execution of any certificates required to be filed with the Delaware Secretary of State which the Trustee is required to execute under the DSTA.

To the extent the Trustee has duties (including fiduciary duties) and liabilities to the Trust or the shareholders under the DSTA, such duties and liabilities will be replaced by the duties and liabilities of the Trustee expressly set forth in the Trust Agreement. The Trustee will have no obligation to supervise, nor will it be liable for, the acts or omissions of the Sponsor, Transfer Agent, Custodian or any other person. Neither the Trustee, either in its capacity as trustee or in its individual capacity, nor any director, officer or controlling person of the Trustee is, or has any liability as, the issuer, director, officer or controlling person of the issuer of Shares. The Trustee’s liability is limited solely to the express obligations of the Trustee as set forth in the Trust Agreement.

Under the Trust Agreement, the Sponsor has the exclusive management, authority and control of all aspects of the activities of the Trust. The Trustee has no duty or liability to supervise or monitor the performance of the Sponsor, nor does the Trustee have any liability for the acts or omissions of the Sponsor. The existence of a trustee should not be taken as an indication of any additional level of management or supervision over the Trust. The Trust Agreement provides that the management authority with respect to the Trust is vested directly in the Sponsor and that the Trustee is not responsible or liable for the genuineness, enforceability, collectability, value, sufficiency, location or existence of any of the LINK or other assets of the Trust.

Possible Repayment of Distributions Received by Shareholders; Indemnification by Shareholders

The Shares are limited liability investments. Investors may not lose more than the amount that they invest plus any profits recognized on their investment. Although it is unlikely, the Sponsor may, from time to time, make distributions to the shareholders. However, shareholders could be required, as a matter of bankruptcy law, to return to the estate of the Trust any distribution they received at a time when the Trust was in fact insolvent or in violation of its Trust Agreement. In addition, the Trust Agreement provides that shareholders will indemnify the Trust for any harm suffered by it as a result of shareholders’ actions unrelated to the activities of the Trust.

The foregoing repayment of distributions and indemnity provisions (other than the provision for shareholders indemnifying the Trust for taxes imposed upon it by a state, local or foreign taxing authority, which is included only as a formality due to the fact that many states do not have statutory trust statutes therefore the tax status of the Trust in such states might, theoretically, be challenged) are commonplace in statutory trusts and limited partnerships.

Indemnification of the Trustee

The Trustee and any of the officers, directors, employees and agents of the Trustee will be indemnified by the Trust as primary obligor and the Sponsor as secondary obligor and held harmless against any loss, damage, liability, claim, action, suit, cost, expense, disbursement (including the reasonable fees and expenses of counsel), tax or penalty of any kind and nature whatsoever, arising out of, imposed upon or asserted at any time against such indemnified person in connection with the performance of its obligations under the Trust Agreement, the creation, operation or termination of the Trust or the transactions contemplated therein; provided, however, that neither the Trust nor the Sponsor will be required to indemnify any such indemnified person for any such expenses which are a result of the willful misconduct, bad faith or gross negligence of such indemnified person. If the Trust has insufficient assets or improperly refuses to pay such an indemnified person within 60 days of a request for payment owed under the Trust Agreement, the Sponsor will, as secondary obligor, compensate or reimburse the Trustee or indemnify, defend and hold harmless such an indemnified person as if it were the primary obligor under the Trust Agreement. Any amount payable to such an indemnified person under the Trust Agreement may be payable in advance under certain circumstances and will be secured by a lien on the Trust property. The obligations of the Sponsor and the Trust to indemnify such indemnified persons under the Trust Agreement will survive the termination of the Trust Agreement.

Holding of Trust Property

The Trust will hold and record the ownership of the Trust’s assets in a manner such that it will be owned for the benefit of the shareholders for the purposes of, and subject to and limited by the terms and conditions set forth in, the Trust Agreement. The Trust will not create, incur or assume any indebtedness or borrow money from or loan money to any person. The Trustee may not commingle its assets with those of any other person.

The Trustee may employ agents, attorneys, accountants, auditors and nominees and will not be answerable for the conduct or misconduct of any such custodians, agents, attorneys or nominees if such custodians, agents, attorneys and nominees have been selected with reasonable care.

Resignation, Discharge or Removal of Trustee; Successor Trustees

The Trustee may resign as Trustee by written notice of its election so to do, delivered to the Sponsor with at least 180 days’ notice. The Sponsor may remove the Trustee in its discretion. If the Trustee resigns or is removed, the Sponsor, acting on behalf of the shareholders, will appoint a successor trustee. The successor Trustee will become fully vested with all of the rights, powers, duties and obligations of the outgoing Trustee.

If the Trustee resigns and no successor trustee is appointed within 180 days after the Trustee notifies the Sponsor of its resignation, the Trustee will terminate and liquidate the Trust and distribute its remaining assets.

Amendments to the Trust Agreement

In general, the Sponsor may amend the Trust Agreement without the consent of any shareholder. In particular, the Sponsor may, without the approval of the shareholders, amend the Trust Agreement if the Trust is advised at any time by the Trust’s accountants or legal counsel that the amendments are necessary to permit the Trust to take the position that it is a grantor trust for U.S. federal income tax purposes. The Sponsor is also permitted to make certain restatements, amendments or supplements to the Trust Agreement that would materially adversely affect the interests of the shareholders as determined by the Sponsor in its sole discretion with a 20-day notice to shareholders. Additionally, the Sponsor is permitted to make certain restatements, amendments or supplements to the Trust Agreement that could adversely affect the status of the Trust as a grantor trust for U.S. federal income tax purposes, but only if certain conditions set forth in the amendments relating to the qualification of the Trust as a grantor trust for U.S. federal income tax purposes are satisfied. Furthermore, subject to certain limitations, the Sponsor may make any other amendments to the Trust Agreement which do not materially adversely affect the interests of shareholders in its sole discretion without shareholder consent.

Termination of the Trust

Pursuant to the terms of the Trust Agreement, the Trust is required to dissolve under certain circumstances. In addition, the Sponsor may, in its sole discretion, dissolve the Trust for a number of reasons, including if the Sponsor determines, in its sole discretion, that it is desirable or advisable for any reason to discontinue the affairs of the Trust.

Upon dissolution of the Trust and surrender of Shares by the shareholders, shareholders will receive a distribution in U.S. dollars or in LINK at the sole discretion of the Sponsor, after the Sponsor has sold the Trust’s LINK, if applicable, and has paid or made provision for the Trust’s claims and obligations.

If the Trust is forced to liquidate, the Trust will be liquidated under the Sponsor’s direction. The Sponsor, on behalf of the Trust, will engage directly with Digital Asset Markets to liquidate the Trust’s LINK as promptly as possible while obtaining the best fair value possible. The proceeds therefrom will be applied and distributed in the following order of priority: (a) to the expenses of liquidation and termination and to creditors, including shareholders who are creditors, to the extent otherwise permitted by law, in satisfaction of liabilities of the Trust other than liabilities for distributions to shareholders and (b) to the holders of Shares pro rata in accordance with the respective percentages of Shares that they hold. It is expected that the Sponsor would be subject to the same regulatory requirements as the Trust, and therefore, the markets available to the Sponsor will be the same markets available to the Trust.

Governing Law

The Trust Agreement and the rights of the Sponsor, Trustee and shareholders under the Trust Agreement are governed by the laws of the State of Delaware.

Description of the Prime Broker Agreement

The Prime Broker Agreement establishes the rights and responsibilities of the Custodian, the Prime Broker, the Sponsor and the Trust with respect to the Trust’s LINK which is held in accounts maintained and operated by the Custodian, as a fiduciary with respect to the Trust’s assets, and the Prime Broker (together with the Custodian, the “Custodial Entities”) on behalf of the Trust. For a general description of the Custodian’s obligations, see “—Service Providers of the Trust—The Custodian and Prime Broker.”

Account; Location of LINK

All of the Trust’s LINK, other than that which is credited to a settlement balance maintained with the Prime Broker (the “Settlement Balance”), is held in custody accounts maintained on the books of the Custodian, as to which the Custodian controls the private keys which allow for the transfer of ownership or control of the Trust’s LINK on the Trust’s behalf (the “Vault Balance”). The Prime Broker Agreement provides that the Trust’s Vault Balance will be held by the Custodian in segregated wallets or accounts. The Custodian will keep all of the private keys associated with the Trust’s LINK held in the Vault Balance in an offline manner. The term “cold storage” refers to a safeguarding method where the storage of private keys may involve keeping such keys’ materials on a non-networked computer or electronic device or storing the private keys on a storage device. Cold storage is a safeguarding method with multiple layers of protections and protocols, by which the private keys corresponding to the Trust’s LINK are generated and stored in an offline manner. The term “hot storage” refers to the safeguarding method by which the private keys are held online, where they are more accessible, leading to more efficient transfers, though they are potentially more vulnerable to theft, loss or damage.

Additionally, at the Sponsor’s discretion, a portion of the Trust’s LINK holdings may be credited to the Settlement Balance, which will be reflected in a ledger maintained on the books of the Prime Broker. The Prime Broker Agreement provides that any LINK credited to the Trust’s Settlement Balance will be held (i) in omnibus cold storage wallets; (ii) in omnibus hot storage wallets; or (iii) in omnibus accounts with one of the third-party venues to which Coinbase has established connections (each, a “Coinbase Connected Venue”). The Settlement Balance shall be separate from the Vault Balance and any other account(s) the Trust or the Sponsor maintain with the Custodian. From time to time, the Prime Broker may temporarily keep a portion of the private keys associated with the LINK credited to the Trust’s Settlement Balance in hot storage for purposes of facilitating the receipt and distribution of LINK in connection with the creation and redemption of Baskets.

Private key shards associated with the Trust’s LINK are distributed geographically by the Custodial Entities in secure vaults around the world, including in the United States. The locations of the secure vaults may change and are kept confidential by the Custodian for security purposes.

The Prime Broker Agreement states that the Custodian serves as a fiduciary and custodian on the Trust’s behalf with respect to the Trust’s LINK held in the Vault Balance and the LINK in the Vault Balance are considered fiduciary assets that remain the Trust’s property at all times and are not treated as general assets of the Custodian. Under the Prime Broker Agreement, the Custodian represents and warrants that it has no right, interest, or title in the LINK in the Trust’s Vault Balance, and agrees that it will not, directly or indirectly, lend, pledge, hypothecate or rehypothecate such digital assets. The Custodian does not reflect such digital assets as assets on the balance sheet of the Custodian, but does reflect the obligation to safeguard such digital assets with a corresponding asset measured at fair value for such obligation. With respect to the Trust’s LINK credited to the Settlement Balance, the Prime Broker maintains an internal ledger that specifies the LINK credited to the Trust’s Settlement Balance. The Prime Broker Agreement states that the Prime Broker treats such LINK as custodial assets held for the benefit of the Trust, and shall not be considered the property of the Prime Broker. Additionally, under the Prime Broker Agreement, the Prime Broker represents and warrants that it will not, directly or indirectly, sell, transfer, loan, rehypothecate or otherwise alienate the Trust’s LINK credited to the Settlement Balance.

The Prime Broker Agreement also contains an agreement by the parties to treat the digital assets credited to the Trust’s Vault Balance and Settlement Balance as “financial assets” under Article 8 of the New York Uniform Commercial Code (“Article 8”) and to

treat the Vault Balance and Settlement Balance as “securities accounts” with respect to which the Trust is the “entitlement holder” within the meaning of Article 8. The Custodial Entities’ ultimate parent, Coinbase Global, Inc. (“Coinbase Global”), has stated in its public securities filings that in light of the inclusion in its custody agreements of provisions relating to Article 8 it believes that a court would not treat custodied digital assets as part of its general estate, although due to the novelty of digital assets courts have not yet considered this type of treatment for custodied digital assets. See “Item 1A. Risk Factors—Risk Factors Related to the Trust and the Shares—The Trust relies on third-party service providers to perform certain functions essential to the affairs of the Trust and the replacement of such service providers could pose challenges to the safekeeping of the Trust’s LINK and to the operations of the Trust.”

Safekeeping of LINK

The Custodian will use commercially reasonable efforts to keep in safe custody on behalf of the Trust all LINK received by the Custodian. All LINK credited to the Vault Balance will (i) be held in the Vault Balance at all times, and the Vault Balance will be controlled by the Custodian; (ii) be labeled or otherwise appropriately identified as being held for the Trust; (iii) be held on a non-fungible basis; (iv) not be commingled with other digital assets held by the Custodian, whether held for the Custodian’s own account or the account of other clients other than the Trust; and (v) not without the prior written consent of the Trust be deposited or held with any third-party depositary, custodian, clearance system or wallet. Additionally, the Custodian will use commercially reasonable efforts to keep the private key or keys for the Vault Balance secure, and will not disclose such keys to the Trust, the Sponsor or to any other individual or entity except to the extent that any keys are disclosed consistent with a standard of commercially reasonable efforts and as part of a multiple signature solution that would not result in the Trust or the Sponsor “storing, holding, or maintaining custody or control of” the LINK “on behalf of others” within the meaning of the New York BitLicense Rule (23 NYCRR Part 200) as in effect as of June 24, 2015 such that it would require the Trust or the Sponsor to become licensed under such law.

LINK credited to the Trust’s Settlement Balance may be held in omnibus wallets maintained by the Prime Broker and/or at Coinbase Connected Venues. While the LINK credited to the Trust’s Settlement Balance could be commingled with other assets, the LINK in the Trust’s Settlement Balance will represent entitlement to a pro-rata share of the LINK held in such omnibus wallets and/or at Coinbase Connected Venues. In all circumstances the Prime Broker will keep an internal ledger that specifies the assets credited to the Settlement Balance such that the Trust, its auditors and regulators can identify the Trust’s pro-rata share of the LINK held in omnibus wallets and/or at Coinbase Connected Venues. Neither the Trust nor the Sponsor have a contractual relationship with the Coinbase Connected Venues utilized by the Custodial Entities.

Insurance

Pursuant to the terms of the Prime Broker Agreement, the Custodian is required to maintain insurance in such types and amounts as are commercially reasonable for the custodial services it provides. The Custodian has advised the Sponsor that it has insurance coverage pursuant to policies held by Coinbase Global, which procures fidelity (or crime) insurance coverage at commercially reasonable amounts for the custodial services provided. This insurance coverage is limited to losses of the digital assets the Custodian custodies on behalf of its clients, including the Trust’s LINK, resulting from theft, including internal theft by employees of Coinbase and its subsidiaries and theft or fraud by a director of Coinbase if the director is acting in the capacity of an employee of Coinbase or its subsidiaries. Although the Prime Broker is not required to maintain insurance under the terms of the Prime Broker Agreement, the Custodial Entities have also advised the Sponsor that they maintain insurance coverage pursuant to such policies held by Coinbase Global.

Moreover, while the Custodian maintains certain capital reserve requirements depending on the assets under custody and to the extent required by applicable law, and such capital reserves may provide additional means to cover client asset losses, the Sponsor does not know the amount of such capital reserves, and neither the Trust nor the Sponsor have access to such information. The Trust cannot be assured that the Custodian will maintain capital reserves sufficient to cover losses with respect to the Trust’s digital assets. Furthermore, Coinbase has represented in securities filings that the total value of crypto assets in its possession and control is significantly greater than the total value of insurance coverage that would compensate Coinbase in the event of theft or other loss of funds.

Deposits, Withdrawals and Storage

The Custodian and the Prime Broker provide for: (i) holding of the Trust’s LINK in the Vault Balance and the Settlement Balance; (ii) transfer of the Trust’s LINK between the relevant Vault Balance and the Settlement Balance; (iii) the deposit of LINK from a public blockchain address into the respective account or accounts in which the Vault Balance or the Settlement Balance are maintained; and (iv) the withdrawal of LINK from the Vault Balance to a public blockchain address the Trust controls (each such transaction is a “Custody Transaction”) (collectively, the “Custodial and Prime Broker Services”).

The Custodian reserves the right to refuse to process or to cancel any pending Custody Transaction as required by law or in response to a subpoena, court order, or other binding government order or to enforce transaction, threshold, and condition limits, in each case as communicated to the Trust as soon as reasonably practicable where the Custodian is permitted to do so, or if the Custodian reasonably believes that the Custody Transaction may violate or facilitate the violation of an applicable law, regulation or applicable rule of a governmental authority or self-regulatory organization. The Custodial Entities may suspend, restrict, or terminate the Trust’s and the Sponsor’s access to the Custodial and Prime Broker Services, and/or suspend, restrict, or close the accounts associated with the Trust’s Vault Balance and Settlement Balance (the “Accounts”) if the Trust or Sponsor has taken certain actions, including any prohibited use or prohibited business as set forth in the Prime Broker Agreement, or if either or both of the Custodial Entities are required to do so by a subpoena, court order, or other binding government order.

From the time the Custodian has verified the authorization of a complete set of instructions to withdraw LINK from the Vault Balance, the Custodian will have a limited amount of time to process and complete such withdrawal. The Custodian will ensure that initiated deposits are processed in a timely manner but the Custodian makes no representations or warranties regarding the amount of time needed to complete processing which is dependent upon many factors outside of the Custodian’s control.

Transactions relating to LINK held in the Settlement Balance occur on the Blockchain.

The Custodial Entities make no other representations or warranties with respect to the availability and/or accessibility of LINK or the availability and/or accessibility of the Vault Balance, the Settlement Balance or the Custodial and Prime Broker Services.

Security of the Accounts

The Custodial Entities securely store all digital asset private keys held by the Custodian on secure servers or offline, in cold storage. Under the Prime Broker Agreement, the Custodian must use commercially reasonable efforts to keep the private key or keys to the Vault Balance secure, and may not disclose such private keys to the Sponsor, Trust or any other individual or entity.

The Custodial Entities have implemented and will maintain reasonable information security programs that include policies and procedures that are reasonably designed to safeguard the Custodial Entities’ electronic systems and the Trust’s and the Sponsor’s confidential information from, among other things, unauthorized access or misuse. In the event of a Data Security Event (as defined in the Prime Broker Agreement), the Custodial Entities will promptly (subject to any legal or regulatory requirements) notify the Trust and the Sponsor.

Record Keeping; Inspection and Auditing

The Custodian will keep timely and accurate records as to the deposit, disbursement, investment and reinvestment of the LINK in the Vault Balance, and such records must be retained by the Custodian for no less than seven years. The Prime Broker Agreement also provides that each Custodial Entity will permit, to the extent it may legally do so, the Trust’s or third-party representatives, upon thirty days’ notice, to inspect, take extracts from and audit the records that it maintains, take such steps as necessary to verify that satisfactory internal control systems and procedures are in place, as the Trust may reasonably request. The Prime Broker is obligated to notify the Trust of any audit report prepared by its internal or independent auditors if such report reveals any material deficiencies or makes any material objections.

The Trust and the Sponsor obtain and perform a comprehensive review of the Services Organization Controls (“SOC”) 1 report and SOC 2 each year. For additional information, see “—Description of Trust Documents—Description of the Prime Broker Agreement—Annual Certificate and Report.” In addition to the review of SOC 1 and SOC 2 reports, the Trust, the Sponsor and/or their respective auditors may inspect or audit the Custodian’s records in a variety of manners if considered necessary. Such processes, may include validating the existing balances as reflected on the Custodian’s user interface to nodes of the underlying blockchain and confirming that such digital assets are associated with its public keys to validate the existence and exclusive ownership of the digital assets. To validate software functionality of the private keys, the Trust may transfer a portion of its digital assets from one public key to another public key of the Trust.

The Trust, the Sponsor and their independent auditors may evaluate the Custodian’s protection of private keys and other customer information, including review of supporting documentation related to the processes surrounding key lifecycle management, the key generation process (hardware, software, and algorithms associated with generation) the infrastructure used to generate and store private keys, how private keys are stored (for example, cold wallets), the segregation of duties in the authorization of digital asset transactions, and the number of users required to process a transaction and the monitoring of addresses for any unauthorized activity. For additional information, see “—Custody of the Trust’s LINK.”

Once each calendar year, the Trust and the Sponsor are entitled to request that the Custodial Entities provide a copy of the SOC 1 report and SOC 2 report once per calendar year. Such reports are required to be dated within one year prior to such request. The Custodial Entities reserve the right to combine the SOC 1 and SOC 2 reports into a comprehensive report. In the event that the Custodial Entities do not deliver a SOC 1 Report or SOC 2 Report, as applicable, the Sponsor and the Trust will be entitled to terminate the Prime Broker Agreement. In addition to the review of SOC 1 and SOC 2 reports, the Trust may also request letters of representation on a quarterly basis between SOC reports regarding any known changes or conclusions to the SOC 1 and SOC 2 report.

Standard of Care; Limitations of Liability

The Custodian will use commercially reasonable efforts to keep in safe custody on behalf of the Trust all LINK received by the Custodian. The Custodial Entities are liable to the Sponsor and the Trust for the loss of any LINK to the extent such loss resulted from the negligence, fraud or willful misconduct of the Custodial Entities. To the extent any loss is caused by a Custodial Entity’s negligence, fraud or willful misconduct, the Custodial Entities are required to return to the Trust a quantity of LINK equal to the quantity of any such lost LINK.

The Custodial Entities’ or Trust’s total liability under the Prime Broker Agreement will not exceed the greater of: (i) the value of the LINK or cash involved in the event, including but not limited to transaction(s) or deliveries(s), giving rise to such liability at the time of the event giving rise to such liability; (ii) the aggregate amount of fees paid by the Trust to the Custodial Entities in respect of the Custodial and Prime Broker Services in the 12-month period prior to the event giving rise to such liability; or (iii) five million U.S. dollars. The Custodian’s total liability under the Prime Broker Agreement will not exceed the greater of: (i) the aggregate amount of fees paid by the Trust to the Custodian in respect of the custodial services in the 12-month period prior to the event giving rise to such liability; or (ii) the value of the LINK on deposit in the Vault Balance at the time of the events giving rise to the liability occurred, the value of which will be determined in accordance with the Prime Broker Agreement. In addition, the Custodian’s maximum liability in respect of each cold storage address that holds LINK shall be limited to $100 million (the “Cold Storage Threshold”). The Sponsor monitors the value of LINK deposited in cold storage addresses for whether the Cold Storage Threshold has been met by determining the U.S. dollar value of LINK deposited in each cold storage address on business days. Although the Cold Storage Threshold has to date not been met for a given cold storage address, to the extent it is met the Trust would not have a claim against the Custodian with respect to the digital assets held in such address to the extent the value exceeds the Cold Storage Threshold.

The Custodial Entities and the Trust are not liable to each other for any special, incidental, indirect, punitive, or consequential damages, whether or not the other party had been advised of such losses or knew or should have known of the possibility of such damages. In addition, the Custodial Entities are not liable to the Trust for circumstances resulting from certain force majeure events.

Indemnity

The Trust and the Custodial Entities have agreed to indemnify one another from and against certain claims or losses, subject to customary exceptions and limitations.

Fees and Expenses

The Sponsor will pay an annualized fee to the Coinbase Entities, covering the Trust’s use of the Custodial and Prime Broker Services, that is accrued on a monthly basis as a percentage of the Trust’s monthly assets under custody. The Sponsor will also pay a monthly fee to the Prime Broker, covering withdrawals and deposits to or from the Settlement Balance in connection with the creation and redemption of Shares.

Term; Termination and Suspension

The Prime Broker Agreement will remain in effect until either party terminates the Prime Broker Agreement; provided, however, that the Coinbase Entities shall not restrict, suspend, or modify any Prime Broker Services following termination of the Prime Broker Agreement by a Custodial Entity without Cause (as defined in the Prime Broker Agreement) or by the Trust until the end of the applicable notice period and neither party’s termination of the Prime Broker Agreement will be effective until the Trust and/or the Custodial Entities, as the case may be, have fully satisfied their obligations thereunder.

The Trust may terminate the Prime Broker Agreement in whole or in part upon thirty days’ prior written notice to the applicable Custodial Entity; and (ii) for Custodian Cause (as defined in the Prime Broker Agreement) at any time by written notice to the Prime Broker, effective immediately, or on such later date as may be specified in such notice. The Trust will also be entitled to terminate the Prime Broker Agreement in the event that the Custodial Entities do not deliver a SOC 1 Report or SOC 2 Report, as applicable. See “—Record Keeping; Inspection and Auditing.”

The Custodial Entities may terminate the Prime Broker Agreement (i) upon one hundred eighty days’ prior written notice to the Trust; and (ii) for Cause at any time by written notice to the Trust, effective immediately, or on such later date as may be specified in the notice.

In the event that either the Trust or the Custodial Entities terminate the Prime Broker Agreement without Cause, the Custodial Entities shall use reasonable efforts to assist the Trust with transferring any digital assets, fiat currency or funds associated with the Trust’s Accounts to another custodial services provider within ninety days of receipt of the applicable termination notice.

Governing Law

The Prime Broker Agreement is governed by New York law.

MATERIAL U.S. Federal Income Tax Consequences

The following discussion addresses the material U.S. federal income tax consequences of the ownership of Shares. This discussion does not describe all of the tax consequences that may be relevant to a beneficial owner of Shares in light of the beneficial owner’s particular circumstances, including tax consequences applicable to beneficial owners subject to special rules, such as:

•
financial institutions;
•
dealers in securities or commodities;
•
traders in securities or commodities that have elected to apply a mark-to-market method of tax accounting in respect thereof;
•
persons holding Shares as part of a hedge, “straddle,” integrated transaction or similar transaction;
•
Authorized Participants (as defined below);
•
U.S. Holders (as defined below) whose functional currency is not the U.S. dollar;
•
entities or arrangements classified as partnerships for U.S. federal income tax purposes;
•
real estate investment trusts;
•
regulated investment companies; and
•
tax-exempt entities, including individual retirement accounts.

This discussion applies only to Shares that are held as capital assets and does not address alternative minimum tax consequences or consequences of the Medicare contribution tax on net investment income.

If an entity or arrangement that is classified as a partnership for U.S. federal income tax purposes holds Shares, the U.S. federal income tax treatment of a partner will generally depend on the status of the partner and the activities of the partnership. Partnerships holding Shares and partners in those partnerships are urged to consult their tax advisers about the particular U.S. federal income tax consequences of owning Shares.

This discussion is based on the Code, administrative pronouncements, judicial decisions and final, temporary and proposed Treasury regulations (“Treasury Regulations”) as of the date hereof, changes to any of which subsequent to the date hereof may affect the tax consequences described herein. For the avoidance of doubt, this summary does not discuss any tax consequences arising under the laws of any state, local or foreign taxing jurisdiction. Shareholders are urged to consult their tax advisers about the application of the U.S. federal income tax laws to their particular situations, as well as any tax consequences arising under the laws of any state, local or foreign taxing jurisdiction.

Tax Treatment of the Trust

The Sponsor intends to take the position that the Trust is properly treated as a grantor trust for U.S. federal income tax purposes. Assuming that the Trust is a grantor trust, the Trust will not be subject to U.S. federal income tax. Rather, if the Trust is a grantor trust, each beneficial owner of Shares will be treated as directly owning its pro rata share of the Trust’s assets and a pro rata portion of the Trust’s income, gains, losses and deductions will “flow through” to each beneficial owner of Shares.

If the Staking Condition is satisfied, the Sponsor intends to continue to take the position that the Trust is properly treated as a grantor trust for U.S. federal income tax purposes and that any Staking activity undertaken by the Trust in compliance with the opinion, ruling or other guidance relied upon to satisfy the Staking Condition will not prevent the Trust from continuing to qualify as a grantor trust for such purposes. The IRS recently issued a revenue procedure providing a staking safe harbor for certain grantor trust vehicles whose beneficial interests are listed and traded on a national securities exchange (the “2025 Revenue Procedure”). However, certain aspects of the 2025 Revenue Procedure are unclear, and the Trust may not satisfy all of the requirements for its safe harbor. In addition, the 2025 Revenue Procedure contemplates a form of staking that is different than LINK staking on the Chainlink Network and, as a result, it is unclear whether the 2025 Revenue Procedure’s staking safe harbor could apply to LINK staking. For example, LINK staking on the Chainlink Network differs from traditional proof-of-stake validation considered in the 2025 Revenue Procedure because it does not primarily involve the validation of blockchain transactions in exchange for protocol-level block rewards. Instead, LINK may be staked to support node operators that operate oracle node software on the Chainlink Network. Because LINK staking is tied to oracle services, rather than solely to transaction validation within a proof-of-stake consensus mechanism, it is uncertain whether the staking safe harbor contemplated by the 2025 Revenue Procedure—designed for traditional validation-based staking—would apply to LINK staking on the Chainklink Network. Accordingly, due to the uncertainty regarding the ability of a grantor trust to engage in Staking activities, there can be no assurance that the IRS or any court would agree with the Sponsor’s position (or with any opinion of counsel delivered to the Sponsor in support thereof). Therefore, if the Trust satisfies the Staking Condition, the Trust might cease to qualify as a grantor trust for U.S. federal income tax purposes.

The Trust has taken certain positions with respect to the tax consequences of Incidental Rights and its receipt of IR Virtual Currency. If the IRS were to disagree with, and successfully challenge, any of these positions, the Trust might not qualify as a grantor trust. In addition, the Pre-Creation/Redemption Abandonment Notices (as defined herein) provide that the Trust will irrevocably abandon effective immediately prior to each Creation Time or Redemption Time, all Incidental Rights or IR Virtual Currency to which it would otherwise be entitled as of such time and with respect to which it has not taken any Affirmative Action at or prior to such time. The Sponsor has committed to cause the Trust to irrevocably abandon any Incidental Rights and IR Virtual Currency to which the Trust may become entitled in the future. There can be no complete assurance that these abandonments will be treated as effective for U.S. federal income tax purposes. If the Trust were treated as owning any asset other than LINK as of any date on which it creates or redeems Shares, it might cease to qualify as a grantor trust for U.S. federal income tax purposes.

In addition, at this time the Trust is permitted to create or redeem Shares pursuant to In-Kind Orders and Cash Orders. In general, investment vehicles intended to be treated as grantor trusts for U.S. federal income tax purposes historically have created additional trust interests only in kind, and there is no authority directly addressing whether a grantor trust may create or redeem trust interests under procedures similar to those that govern Cash Orders. Accordingly, there can be no complete assurance that the creation or redemption of Shares under the procedures governing Cash Orders will not cause the Trust to fail to qualify as a grantor trust for U.S. federal income tax purposes.

Moreover, because of the evolving nature of digital assets, it is not possible to predict potential future developments that may arise with respect to digital assets, including forks, airdrops and other similar occurrences. Assuming that the Trust is currently a grantor trust for U.S. federal income tax purposes, certain future developments could render it impossible, or impracticable, for the Trust to continue to be treated as a grantor trust for such purposes.

If the Trust is not properly classified as a grantor trust, the Trust might be classified as a partnership for U.S. federal income tax purposes. However, due to the uncertain treatment of digital assets for U.S. federal income tax purposes, there can be no assurance in this regard. If the Trust were classified as a partnership for U.S. federal income tax purposes, the tax consequences of owning Shares generally would not be materially different from the tax consequences described herein, although there might be certain differences, including with respect to timing of the recognition of taxable income or loss. In addition, tax information reports provided to beneficial owners of Shares would be made in a different form. Moreover, it is possible, in that case, that a portion of the Trust’s income would be considered to be “effectively connected” with the conduct of a trade or business in the United States and, accordingly, a non-U.S. person owning Shares could be subject to U.S. federal income tax on a net income basis with respect to that “effectively connected” income and be required to file a U.S. tax return. If none of the Trust’s Staking income were considered to be “effectively connected” income, a non-U.S. person owning Shares might be subject to withholding on its pro rata portion of U.S.-source “fixed or determinable annual or periodical” (“FDAP”) income as described below. Tax-exempt shareholders may also recognize “unrelated business taxable income” (“UBTI”) from the Trust’s Staking activities if the Trust is not treated as a corporation for U.S. federal income tax purposes.

If the Trust were not classified as either a grantor trust or a partnership for U.S. federal income tax purposes, it would be classified as a corporation for such purposes. In that event, the Trust would be subject to entity-level U.S. federal income tax (currently at the rate of 21%) on its net taxable income and certain distributions made by the Trust to shareholders would be treated as taxable dividends to the extent of the Trust’s current and accumulated earnings and profits. Any such dividend distributed to a beneficial owner of Shares that is a non-U.S. person for U.S. federal income tax purposes would be subject to U.S. federal withholding tax at a rate of 30% (or such lower rate as provided in an applicable tax treaty).

The remainder of this discussion is based on the assumption that the Trust will be treated as a grantor trust for U.S. federal income tax purposes.

Uncertainty Regarding the U.S. Federal Income Tax Treatment of Digital Assets

Each beneficial owner of Shares will be treated for U.S. federal income tax purposes as the owner of an undivided interest in the LINK (and any Incidental Rights, IR Virtual Currency and/or, if the Staking Condition is satisfied, Staking Consideration) held in the Trust. Due to the new and evolving nature of digital assets and the absence of comprehensive guidance with respect to digital assets, many significant aspects of the U.S. federal income tax treatment of digital assets are uncertain.

In 2014, the IRS released a notice (the “Notice”) discussing certain aspects of the treatment of “convertible virtual currency” (that is, digital assets that have an equivalent value in fiat currency or that act as substitutes for fiat currency) for U.S. federal income tax purposes. In the Notice, the IRS stated that, for U.S. federal income tax purposes, such digital assets (i) are “property,” (ii) are not “currency” for purposes of the provisions of the Code relating to foreign currency gain or loss and (iii) may be held as a capital asset. In 2019, the IRS released a revenue ruling and a set of “Frequently Asked Questions” that has been updated from time to time since (the

“Ruling & FAQs”). The Ruling & FAQs provide some additional guidance, including guidance to the effect that, under certain circumstances, hard forks of digital assets are taxable events giving rise to ordinary income and guidance with respect to the determination of the tax basis of digital assets. Moreover, in 2023, the IRS released a revenue ruling that provided guidance on digital asset staking, including guidance to the effect that staking rewards will, under certain circumstances, be treated as giving rise to taxable income (the “2023 Staking Guidance”). Further, the IRS recently issued the 2025 Revenue Procedure, which provides a staking safe harbor for certain grantor trust vehicles. However, the Notice, the Ruling & FAQs , the 2023 Staking Guidance and the 2025 Revenue Procedure do not address other significant aspects of the U.S. federal income tax treatment of digital assets. For example, both the 2023 Staking Guidance and 2025 Revenue Procedure contemplate a form of staking that is different than LINK staking on the Chainlink Network. As a result, although it is likely that the IRS would similarly find that the receipt of staking rewards from LINK staking on the Chainlink Network would give rise to taxable income, that result is uncertain. Moreover, although the Ruling & FAQs address the treatment of hard forks, there continues to be uncertainty with respect to the timing and amount of the income inclusions. While the Ruling & FAQs do not address most situations in which airdrops occur, it is clear from the reasoning of the Ruling & FAQs that the IRS generally would treat an airdrop as a taxable event giving rise to ordinary income.

There can be no assurance that the IRS will not alter its position with respect to digital assets in the future or that a court would uphold the treatment set forth in the Notice, the Ruling & FAQs, the 2023 Staking Guidance and the 2025 Revenue Procedure. It is also unclear what additional guidance on the treatment of digital assets for U.S. federal income tax purposes may be issued in the future. Any such alteration of the current IRS positions or additional guidance could result in adverse tax consequences for shareholders and could have an adverse effect on the prices of digital assets, including the price of LINK in the Digital Asset Market, and therefore could have an adverse effect on the value of Shares. Future developments that may arise with respect to digital assets may increase the uncertainty with respect to the treatment of digital assets for U.S. federal income tax purposes. For example, the Notice addresses only digital assets that are “convertible virtual currency,” and it is conceivable that, as a result of a fork, airdrop or similar occurrence or, if the Staking Condition is satisfied, Other Staking Consideration, the Trust could hold certain types of digital assets that are not within the scope of the Notice, in the event the Sponsor seeks to change the Trust’s policy with respect to Incidental Rights or IR Virtual Currency, subject to NYSE Arca obtaining regulatory approval from the SEC.

The remainder of this discussion assumes that LINK, and any Incidental Rights or IR Virtual Currency that the Trust may hold, is properly treated for U.S. federal income tax purposes as property that may be held as a capital asset and that is not currency for purposes of the provisions of the Code relating to foreign currency gain and loss.

Shareholders are urged to consult their tax advisers regarding the tax consequences of an investment in the Trust and in digital assets in general, including, in the case of shareholders that are generally exempt from U.S. federal income taxation, whether such shareholders may recognize “unrelated business taxable income” (“UBTI”) as a consequence of a fork, airdrop or similar event or, if the Staking Condition is satisfied, Staking.

Tax Consequences to U.S. Holders

As used herein, the term “U.S. Holder” means a beneficial owner of a Share for U.S. federal income tax purposes that is:

•
an individual who is a citizen or resident of the United States for U.S. federal income tax purposes;
•
a corporation, or other entity treated as a corporation for U.S. federal income tax purposes, created or organized in or under the laws of the United States or of any political subdivision thereof; or
•
an estate or trust the income of which is subject to U.S. federal income taxation regardless of its source.

Except as specifically noted, the discussion below assumes that each U.S. Holder will acquire all of its Shares on the same date for the same price per Share and solely for cash or solely for LINK that were originally acquired by the U.S. Holder for cash on the same date.

As discussed in the section entitled “Description of Creation and Redemption of Shares,” a U.S. Holder may be able to acquire Shares of the Trust by contributing LINK in kind to the Trust (either directly or through an Authorized Participant acting as agent of the U.S. Holder). Assuming that the Trust is properly treated as a grantor trust for U.S. federal income tax purposes, such a contribution should not be a taxable event to the U.S. Holder.

For U.S. federal income tax purposes, each U.S. Holder will be treated as owning an undivided interest in the LINK held in the Trust and will be treated as directly realizing its pro rata share of the Trust’s income, gains, losses and deductions (including, if the Staking Condition is satisfied, any Staking income). When a U.S. Holder purchases Shares solely for cash, (i) the U.S. Holder’s initial tax basis in its pro rata share of the LINK held in the Trust will be equal to the amount paid for the Shares and (ii) the U.S. Holder’s holding period for its pro rata share of such LINK will begin on the date of such purchase. When a U.S. Holder acquires Shares in exchange for LINK, (i) the U.S. Holder’s initial tax basis in its pro rata share of the LINK held in the Trust will be equal to the U.S.

Holder’s tax basis in the LINK that the U.S. Holder transferred to the Trust and (ii) the U.S. Holder’s holding period for its pro rata share of such LINK generally will include the period during which the U.S. Holder held the LINK that the U.S. Holder transferred to the Trust. The Ruling & FAQs confirm that if a taxpayer acquires tokens of a digital asset at different times and for different prices, the taxpayer has a separate tax basis in each lot of such tokens. Under the Ruling & FAQs, if a U.S. Holder that owns more than one lot of LINK contributes a portion of its LINK to the Trust in exchange for Shares, the U.S. Holder could designate the lot(s) from which such contribution will be made, provided that the U.S. Holder is able to identify specifically which LINK it is contributing and to substantiate its tax basis in those LINK. In general, if a U.S. Holder acquires Shares (i) solely for cash at different prices, (ii) partly for cash and partly in exchange for a contribution of LINK or (iii) in exchange for a contribution of LINK with different tax bases, the U.S. Holder’s share of the Trust’s LINK will consist of separate lots with separate tax bases. In addition, in this situation, the U.S. Holder’s holding period for the separate lots may be different. In addition, if the Staking Condition is satisfied, any LINK received as part of Staking Consideration received by the Trust will constitute a separate lot with a separate tax basis and holding period.

Gains or losses from the sale of LINK to fund cash redemptions are expected to be treated as incurred only by the shareholder that is being redeemed. However, when the Trust transfers LINK to the Sponsor as payment of the Sponsor’s Fee (or, to the extent that the Staking Condition is satisfied, the Sponsor’s Staking Fee), or sells LINK to fund payment of any Additional Trust Expenses, each U.S. Holder will be treated as having sold its pro rata share of those LINK for their fair market value at that time (which, in the case of LINK sold by the Trust, generally will be equal to the cash proceeds received by the Trust in respect thereof). As a result, each U.S. Holder will recognize gain or loss in an amount equal to the difference between (i) the fair market value of the U.S. Holder’s pro rata share of the LINK transferred and (ii) the U.S. Holder’s tax basis for its pro rata share of the LINK transferred. Any such gain or loss will be short-term capital gain or loss if the U.S. Holder’s holding period for its pro rata share of the LINK is one year or less and long-term capital gain or loss if the U.S. Holder’s holding period for its pro rata share of the LINK is more than one year. A U.S. Holder’s tax basis in its pro rata share of any LINK transferred by the Trust generally will be determined by multiplying the tax basis of the U.S. Holder’s pro rata share of all of the LINK held in the Trust immediately prior to the transfer by a fraction the numerator of which is the amount of LINK transferred and the denominator of which is the total amount of LINK held in the Trust immediately prior to the transfer. Immediately after the transfer, the U.S. Holder’s tax basis in its pro rata share of the LINK remaining in the Trust will be equal to the tax basis of its pro rata share of the LINK held in the Trust immediately prior to the transfer, less the portion of that tax basis allocable to its pro rata share of the LINK transferred.

As noted above, the IRS has taken the position in the Ruling & FAQs that, under certain circumstances, a hard fork of a digital asset constitutes a taxable event giving rise to ordinary income, and it is clear from the reasoning of the Ruling & FAQs that the IRS generally would treat an airdrop as a taxable event giving rise to ordinary income. As described above, the Sponsor has committed to causing the Trust to abandon all Incidental Rights and IR Virtual Currency to which the Trust otherwise might become entitled. If, however, the Trust were to receive and retain IR Virtual Currency in the future, a U.S. Holder would have a basis in that IR Virtual Currency equal to the amount of income the U.S. Holder recognizes as a result of such fork or airdrop and the U.S. Holder’s holding period for such IR Virtual Currency would begin as of the time it recognizes such income. Similarly, although the IRS has not issued similar guidance with respect to staking, if the Staking Condition is satisfied and the Trust were to receive any Staking Consideration in connection with Staking, it is likely that a U.S. Holder will have a basis in any LINK received as part of such Staking Consideration equal to the amount of income that the U.S. Holder recognizes and the U.S. Holder’s holding period for such Staking Consideration will begin as of the time it recognizes such income.

U.S. Holders’ pro rata shares of the expenses incurred by the Trust will be treated as “miscellaneous itemized deductions” for U.S. federal income tax purposes. As a result, a non-corporate U.S. Holder’s share of these expenses will not be deductible for U.S. federal income tax purposes.

On a sale or other disposition of Shares, a U.S. Holder will be treated as having sold the LINK underlying such Shares. Accordingly, the U.S. Holder generally will recognize gain or loss in an amount equal to the difference between (i) the amount realized on the sale of the Shares and (ii) the portion of the U.S. Holder’s tax basis in its pro rata share of the LINK held in the Trust that is attributable to the Shares that were sold or otherwise subject to a disposition. Such tax basis generally will be determined by multiplying the tax basis of the U.S. Holder’s pro rata share of all of the LINK held in the Trust immediately prior to such sale or other disposition by a fraction the numerator of which is the number of Shares disposed of and the denominator of which is the total number of Shares held by such U.S. Holder immediately prior to such sale or other disposition (such fraction, expressed as a percentage, the “Share Percentage”). If the U.S. Holder’s share of the Trust’s LINK consists of separate lots with separate tax bases and/or holding periods, the U.S. Holder will be treated as having sold the Share Percentage of each such lot. Gain or loss recognized by a U.S. Holder on a sale or other disposition of Shares will generally be short-term capital gain or loss if the U.S. Holder’s holding period for the LINK underlying such Shares is one year or less and long-term capital gain or loss if the U.S. Holder’s holding period for the LINK underlying such Shares is more than one year. The deductibility of capital losses is subject to significant limitations.

If the Trust redeems all or a portion of a U.S. Holder’s Shares in exchange for the underlying LINK represented by the redeemed Shares, such redemption generally will not be a taxable event to the U.S. Holder. The U.S. Holder’s tax basis in the LINK received in the redemption generally will be the same as the U.S. Holder’s tax basis for the portion of its pro rata share of the LINK held in the

Trust immediately prior to the redemption that was attributable to the Shares redeemed, determined as described above, and the U.S. Holder’s tax basis in its remaining pro rata portion, if any, of the LINK held in the Trust after the redemption will be equal to the tax basis of its pro rata share of the total amount of the LINK held in the Trust immediately prior to the redemption, less the U.S. Holder’s tax basis in the LINK received in the redemption. The U.S. Holder’s holding period with respect to the LINK received will generally include the period during which the U.S. Holder held the Shares so redeemed. A subsequent sale of the LINK received in such redemption will generally be a taxable event.

After any sale or other disposition of fewer than all of a U.S. Holder’s Shares, the U.S. Holder’s tax basis in its pro rata share of the LINK held in the Trust immediately after the disposition will equal the tax basis in its pro rata share of the total amount of the LINK held in the Trust immediately prior to the disposition, less the portion of that tax basis that is taken into account in determining the amount of gain or loss recognized by the U.S. Holder on the disposition (or, in the case of a redemption pursuant to an In-Kind Order, the portion of tax basis that is treated as the basis of the LINK received by the U.S. Holder in the redemption).

Any brokerage or other transaction fee incurred by a U.S. Holder in purchasing Shares generally will be added to the U.S. Holder’s tax basis in the underlying assets of the Trust. Similarly, any brokerage fee or other transaction fee incurred by a U.S. Holder in selling Shares generally will reduce the amount realized by the U.S. Holder with respect to the sale.

If the Staking Condition is satisfied and the Trust receives Staking Consideration, it is likely that Staking Consideration would be reportable to shareholders as taxable income under current IRS guidance.

In the absence of guidance to the contrary, it is possible that any income recognized by a U.S. tax-exempt shareholder as a consequence of a hard fork, airdrop or similar event or, if the Staking Condition is satisfied, Staking would constitute UBTI. A tax-exempt shareholder should consult its tax adviser regarding whether such shareholder may recognize some UBTI as a consequence of an investment in Shares.

Tax Consequences to Non-U.S. Holders

As used herein, the term “non-U.S. Holder” means a beneficial owner of a Share for U.S. federal income tax purposes that is not a U.S. Holder. The term “non-U.S. Holder” does not include (i) a nonresident alien individual who is present in the United States for 183 days or more in a taxable year, (ii) a former U.S. citizen or U.S. resident or an entity that has expatriated from the United States; (iii) a person whose income in respect of Shares is effectively connected with the conduct of a trade or business in the United States; or (iv) an entity that is treated as a partnership for U.S. federal income tax purposes. Shareholders described in the preceding sentence should consult their tax advisers regarding the U.S. federal income tax consequences of owning Shares.

A non-U.S. Holder generally will not be subject to U.S. federal income or withholding tax with respect to its share of any gain recognized on the Trust’s transfer of LINK in payment of the Sponsor’s Fee, the Sponsor’s Staking Fee (to the extent that the Staking Condition is satisfied) or any Additional Trust Expense or on the Trust’s sale or other disposition of LINK. In addition, assuming that the Trust holds no asset other than LINK, a non-U.S. Holder generally will not be subject to U.S. federal income or withholding tax with respect to any gain it recognizes on a sale or other disposition of Shares. A non-U.S. Holder also will generally not be subject to U.S. federal income or withholding tax with respect to any distribution received from the Trust, whether in cash or in-kind.

Provided that it does not constitute income that is treated as “effectively connected” with the conduct of a trade or business in the United States, U.S.-source “fixed or determinable annual or periodical” (“FDAP”) income received, or treated as received, by a non-U.S. Holder will generally be subject to U.S. withholding tax at the rate of 30% (subject to possible reduction or elimination pursuant to an applicable tax treaty and to statutory exemptions such as the portfolio interest exemption). Although the Sponsor has committed to causing the Trust to abandon all Incidental Rights and IR Virtual Currency to which the Trust may become entitled in the future, and although there is no guidance on point, if the Trust were to receive and retain IR Virtual Currency arising from a future fork, airdrop or similar occurrence, it is likely that any ordinary income recognized by a non-U.S. Holder as a result would constitute FDAP income. It is also possible that, if the Staking Condition is satisfied, the receipt of any Staking Consideration by the Trust would constitute FDAP income. It is unclear, however, whether any such FDAP income would be properly treated as U.S.-source or foreign-source FDAP income. Non-U.S. Holders should be aware that, in the absence of guidance, a withholding agent (including a broker through which Shares are held) may withhold 30% from a non-U.S. Holder’s pro rata share of any such income.

A non-U.S. Holder that is a resident of a country that maintains an income tax treaty with the United States may be eligible to claim the benefits of that treaty to reduce or eliminate, or to obtain a partial or full refund of, the 30% U.S. withholding tax on its share of any U.S.-source FDAP income, but only if the non-U.S. Holder’s home country treats the Trust as “fiscally transparent,” as defined in applicable Treasury Regulations.

In order to prevent the possible imposition of U.S. “backup” withholding and (if applicable) to qualify for a reduced rate of withholding tax at source under a treaty, a non-U.S. Holder must comply with certain certification requirements (generally, by delivering a properly executed IRS Form W-8BEN or W-8BEN-E to the relevant withholding agent).

U.S. Information Reporting and Backup Withholding

The Trust or the appropriate broker will file certain information returns with the IRS and provide shareholders with information regarding their annual income (if any) and expenses with respect to the Trust in accordance with applicable Treasury Regulations.

A U.S. Holder will generally be subject to information reporting requirements and backup withholding unless (i) the U.S. Holder is a corporation or other exempt recipient or (ii) in the case of backup withholding, the U.S. Holder provides a correct taxpayer identification number and certifies that it is not subject to backup withholding. In order to avoid the information reporting and backup withholding requirements, a non-U.S. Holder may have to comply with certification procedures to establish that it is not a U.S. person. The amount of any backup withholding will be allowed as a credit against the shareholder’s U.S. federal income tax liability and may entitle the holder to a refund, provided that the required information is furnished to the IRS.

FATCA

As discussed above, it is unclear whether any ordinary income recognized by a non-U.S. Holder as a result of a fork, airdrop or similar occurrence or, if the Staking Condition is satisfied, Staking Consideration would constitute U.S.-source FDAP income. Provisions of the Code commonly referred to as “FATCA” require withholding of 30% on payments of U.S.-source FDAP income and, subject to the discussion of proposed Treasury Regulations below, of gross proceeds of dispositions of certain types of property that produce U.S.-source FDAP income to, “foreign financial institutions” (which is broadly defined for this purpose and in general includes investment vehicles) and certain other non-U.S. entities unless various U.S. information reporting and due diligence requirements (generally relating to ownership by U.S. persons of interests in or accounts with those entities) have been satisfied, or an exemption applies. An intergovernmental agreement between the United States and an applicable foreign country may modify these requirements. In addition, regulations proposed by the U.S. Department of the Treasury (the preamble to which indicates that taxpayers may rely on the regulations pending their finalization) would eliminate the requirement under FATCA of withholding on gross proceeds. If FATCA withholding is imposed, a beneficial owner that is not a foreign financial institution generally may obtain a refund of any amounts withheld by filing a U.S. federal income tax return (which may entail significant administrative burden). Shareholders should consult their tax advisers regarding the effects of FATCA on an investment in the Trust.

Item 1A. Risk Factors

The following risks, some of which have occurred and any of which may occur in the future, can have a material adverse effect on our business or financial performance, which in turn can affect the price of the Shares. These are not the only risks we face. There may be other risks we are not currently aware of or that we currently deem not to be material but may become material in the future.

The risk factors below should be read in conjunction with the other information included in this Annual Report on Form 10-K, including the Trust’s financial statements and related notes thereto, and our other filings with the SEC.

Risk Factors Related to Digital Assets

The trading prices of many digital assets, including LINK, have experienced extreme volatility and may continue to do so. Extreme volatility in the future, including declines in the trading prices of LINK, could have a material adverse effect on the value of the Shares and the Shares could lose all or substantially all of their value.

The trading prices of many digital assets, including LINK, have experienced extreme volatility throughout their existence and may continue to do so. For instance, following significant increases throughout the majority of 2020, digital asset prices, including LINK, experienced significant volatility throughout 2021 and 2022. This volatility became extreme in November 2022, when FTX Trading Ltd. (“FTX”), halted customer withdrawals. Additionally, on October 10, 2025, it was reported that a sharp decline in digital asset market prices triggered the liquidation of approximately $20 billion in leveraged positions across the digital asset industry. Any similar halting of withdrawals or liquidations across leveraged positions in the digital asset industry in the future could further impact trading prices. See “—Recent developments in the digital asset economy have led to extreme volatility and disruption in digital asset markets, a loss of confidence in participants of the digital asset ecosystem, significant negative publicity surrounding digital assets broadly and market-wide declines in liquidity.” Digital asset prices, including LINK, have continued to fluctuate widely through the date of this Annual Report.

Extreme volatility in the future, including declines in the trading prices of LINK, could have a material adverse effect on the value of the Shares and the Shares could lose all or substantially all of their value. Furthermore, negative perception, a lack of stability and standardized regulation in the digital asset economy may reduce confidence in the digital asset economy and may result in greater volatility in the price of LINK and other digital assets, including a depreciation in value. The Trust is not actively managed and will not take any actions to take advantage, or mitigate the impacts, of volatility in the price of LINK. For additional information that quantifies the volatility of LINK prices and the value of the Shares, see “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Historical NAV and LINK Prices.”

Furthermore, changes in U.S. political leadership and economic policies may create uncertainty that materially affects the price of LINK and the Trust’s Shares. For example, on March 6, 2025, President Trump signed an Executive Order to establish a Strategic Bitcoin Reserve and a United States Digital Asset Stockpile. Pursuant to this Executive Order, the Strategic Bitcoin Reserve will be capitalized with Bitcoin owned by the U.S. Department of the Treasury that was forfeited as part of criminal or civil asset forfeiture proceedings, and the Secretaries of Treasury and Commerce are authorized to develop budget-neutral strategies for acquiring additional Bitcoin, provided that those strategies impose no incremental costs on American taxpayers. Conversely, the Digital Asset Stockpile will consist of all digital assets other than Bitcoin owned by the U.S. Department of the Treasury that were forfeited in criminal or civil asset forfeiture proceedings, but the U.S. government will not acquire additional assets for the U.S. Digital Asset Stockpile beyond those obtained through such proceedings. The anticipation of a U.S. government-funded strategic cryptocurrency reserve had motivated large-scale purchases of certain digital assets in the expectation of the U.S. government acquiring such digital assets to fund such reserve, and the market price of such digital assets decreased significantly as a result of the ultimate content of the Executive Order. Any similar action or omission by the U.S. federal administration or other government authorities with respect to LINK or other digital assets may negatively and significantly impact the price of LINK and the Trust’s Shares..

Digital assets such as LINK were only introduced within the past two decades, and the medium-to-long term value of the Shares is subject to a number of factors relating to the capabilities and development of blockchain technologies and to the fundamental investment characteristics of digital assets.

Digital assets such as LINK were only introduced within the past two decades, and the medium-to-long term value of the Shares is subject to a number of factors relating to the capabilities and development of blockchain technologies, such as the recency of their development, their dependence on the internet and other technologies, their dependence on the role played by users, developers and validators and the potential for malicious activity. For example, the realization of one or more of the following risks could materially adversely affect the value of the Shares:

•
Digital asset networks and related protocols are in the early stages of development. Given the recency of the development of digital asset networks and related protocols, digital assets and the underlying digital asset networks and related protocols may not function as intended and parties may be unwilling to use digital assets, which would dampen the growth, if any, of digital asset networks and related protocols.

•
The loss of access to a private key required to access a digital asset may be irreversible. If a private key is lost and no backup of the private key is accessible, or if the private key is otherwise compromised, the owner would be unable to access the digital asset corresponding to that private key.
•
Digital asset networks and related protocols are dependent upon the internet. A disruption of the internet or a digital asset network or related protocol, such as the Chainlink Network, would affect the ability to transfer digital assets, including LINK, and, consequently, their value.
•
The acceptance of software patches or upgrades to a digital asset network by a significant, but not overwhelming, percentage of the users and validators in a digital asset network, such as the Ethereum Network, could result in a “fork” in such network’s blockchain, resulting in the operation of multiple separate blockchain networks.
•
Many digital asset networks face significant scaling challenges and are being upgraded with various features to increase the speed and throughput of digital asset transactions. These attempts to increase the volume of transactions may not be effective.
•
The open-source structure of many digital asset network protocols, such as the Ethereum Network, means that developers and other contributors are often not compensated for their contributions in maintaining and developing such protocols. As a result, the developers and other contributors of a particular digital asset may lack a financial incentive to maintain or develop the network or may lack the resources to adequately address emerging issues. Alternatively, some networks, such as the Chainlink Network, are support by developers that are employed by companies, such as Chainlink Labs and the Chainlink Foundation, by companies whose interests may be at odds with other participants in a particular digital asset network. A failure to properly monitor and upgrade the protocol of the Chainlink Network could damage that network.
•
Moreover, in the past, flaws in the source code for digital asset networks and related protocols have been exposed and exploited, including flaws that disabled some functionality for users, exposed users’ personal information and/or resulted in the theft of users’ digital assets. The cryptography underlying the Chainlink Network could prove to be flawed or ineffective, or developments in mathematics and/or technology, including advances in digital computing, algebraic geometry and quantum computing, could result in such cryptography becoming ineffective. Quantum computing technology is an emerging phenomenon which, because it is still developing, makes it difficult to predict its ultimate effect on the future value of LINK and other digital assets. However, if quantum computing technology is able to advance and significantly increase its capacity relative to the capacity of today’s leading quantum computers, it could potentially undermine the viability of many of the cryptographic algorithms used across the world’s information technology infrastructure, including the cryptographic algorithms used for digital assets like LINK. If quantum computing is able to advance in that way, there is a risk that quantum computing could materially reduce the security assumptions underlying Chainlink’s protocol and result in the cryptography underlying the Chainlink Network becoming ineffective. If such is realized, it could compromise the security of the Chainlink Network or allow a malicious actor to compromise the wallets holding LINK owned by the Trust or others on the Chainlink Network, which would result in losses to Shareholders. For example, if sufficiently powerful quantum computers are developed, they could use known quantum algorithms to derive private keys from publicly available public keys, potentially allowing malicious actors to forge transaction signatures and misappropriate LINK. There is no guarantee that new quantum-proof architectures will be built and appropriate transitions will be implemented across the network at scale in a timely manner; any such changes could require the achievement of broad consensus within the Chainlink Network community and may result in a fork (or multiple forks), and there can be no assurance that such consensus would be achieved or the changes implemented successfully. In such a scenario, the Chainlink Network may not be able to transition to quantum-resistant cryptography in a timely or effective manner. In any of these circumstances, a malicious actor may be able to take the Trust’s LINK, which would adversely affect the value of the Shares. Moreover, functionality of the Chainlink Network may be negatively affected by such an exploit such that it is no longer attractive to users, thereby dampening demand for LINK. Even if another digital asset other than LINK were affected by similar circumstances, any reduction in confidence in the source code or cryptography underlying digital asset networks and related protocols generally could negatively affect the demand for digital assets and therefore adversely affect the value of the Shares.

Moreover, because digital assets, including LINK, have existed for a short period of time and are continuing to be developed, there may be additional risks to digital asset networks and related protocols that are impossible to predict as of the date of this Annual Report.

Digital assets represent a relatively new and rapidly evolving industry, and the value of the Shares depends on the acceptance of LINK.

The first digital asset to gain global adoption and critical mass, Bitcoin, was launched in 2009. LINK launched in 2019 and its development is ongoing. In general, digital asset networks, including the Chainlink Network and related protocols represent a relatively new and rapidly evolving industry that is subject to a variety of factors that are difficult to evaluate. For example, the realization of one or more of the following risks could materially adversely affect the value of the Shares:

•
Digital assets have only recently become selectively accepted as a means of payment by retail and commercial outlets, but there is no meaningful degree of use of LINK as a means of payment by retail or commercial outlets. Banks and other established financial institutions, whether voluntarily or in response to regulatory feedback, may refuse to process funds for LINK transactions; process wire transfers to or from Digital Asset Trading Platforms, LINK-related companies or service providers; or maintain accounts for persons or entities transacting in LINK. As a result, the prices of LINK may be influenced to a significant extent by speculators and validators, thus contributing to price volatility that makes retailers less likely to accept LINK in the future.
•
Banks may not provide banking services, or may cut off banking services, to businesses that provide digital asset-related services or that accept digital assets as payment, which could dampen liquidity in the market and damage the public perception of digital assets generally or any one digital asset in particular, such as LINK, and their or its utility as a payment system, which could decrease the price of digital assets generally or individually.
•
The prices of digital assets may be determined on a relatively small number of Digital Asset Trading Platforms by a relatively small number of market participants, many of whom are speculators or those intimately involved with the issuance of such digital assets, such as validators or developers, which could contribute to price volatility that makes retailers less likely to accept digital assets in the future.
•
Certain privacy-preserving features have been or are expected to be introduced to a number of digital asset networks. If any such features are introduced to the Chainlink Network, any trading platforms or businesses that facilitate transactions in LINK may be at an increased risk of criminal or civil lawsuits, or of having banking services cut off if there is a concern that these features interfere with the performance of anti-money laundering duties and economic sanctions checks.
•
Users, developers and validators may switch to or adopt certain digital asset networks or protocols at the expense of their engagement with other digital asset networks and protocols, which may negatively impact those networks and protocols, including the Chainlink Network.

The Chainlink Network only launched in 2019 and decentralized data retrieval, sometimes referred to as “oracles”, is a new technology that could fail to attract users, which could have an adverse impact on the value of LINK and an investment in the Shares.

The Chainlink Network, which uses LINK as its the native digital asset, is a blockchain-based oracle platform. The Chainlink Network is designed to connect smart contracts on any blockchain to real-world data, events and off-chain computation. It serves as infrastructure for synchronizing on-chain and off-chain information. The Chainlink Network only launched in 2019 and, as a result, has an extremely limited operating history. There can be no guarantee that LINK will achieve market acceptance as a digital asset. Any failure by LINK to gain broad market acceptance may have a negative impact on the value of the shares. In addition, although the technology on which LINK relies has been in use for several years and gained some traction, it remains a relatively novel technology and operating such technology requires significant expertise. Any failure to attract or retain users including due to reduced interest in such technology could have an adverse impact on the value of LINK and an investment in the Shares.

ERC-677 tokens rely on the ERC-677 standard and the Ethereum Network to function, any adverse impact on the ERC-677 and/or the Ethereum Network could have an adverse impact on the value of LINK and an investment in the Shares.

LINK was created using the ERC-677 token standard, a type of smart contract standard on the Ethereum Network that allows users to create new digital assets. ERC-677 tokens are distinct from ERC-20 tokens, with the main difference being that ERC-677 tokens allow a token transfer and smart contract function call to occur in the same transaction (rather than two separate transactions).

Because ERC-677 tokens are created on the Ethereum Network, they rely on the Ethereum Network for key functionality such as storage, transfer and usage. As a result, vulnerabilities or attacks on the Ethereum Network can cause vulnerabilities or attacks on ERC-677 tokens such as LINK. In February 2018, a vulnerability in the transfer of ERC-20 tokens was discovered that led to the loss of certain ERC-20 tokens, such as EOS, QTUM and Golem. In addition, in April 2018, many digital asset trading platforms halted trading of all ERC-20 tokens because of newly discovered vulnerabilities in the ERC-20 standard. Any future similar adverse impacts on the ERC-677 standard and/or the Ethereum Network could have an adverse impact on the value of LINK and an investment in the Shares.

Smart contracts are a new technology and ongoing development may magnify initial problems, cause volatility on the networks that use smart contracts and reduce interest in them, which could have an adverse impact on the value of LINK.

Smart contracts are programs that run on a blockchain that execute automatically when certain conditions are met. Since smart contracts typically cannot be stopped or reversed, vulnerabilities in their programming can have damaging effects. For example, in June 2016, a vulnerability in the smart contracts underlying The DAO, a distributed autonomous organization for venture capital funding, allowed an attack by a hacker to syphon approximately $60 million worth of Ether from The DAO’s accounts into a segregated account. In the aftermath of the theft, certain developers and core contributors pursued a “hard fork” of the Ethereum Network in order to erase any record of the theft. Despite these efforts, the price of Ether dropped approximately 35% in the aftermath of the attack and subsequent hard fork. In addition, in July 2017, a vulnerability in a smart contract for a multi-signature wallet software developed by Parity led to a $30 million theft of Ether, and in November 2017, a new vulnerability in Parity’s wallet software led to roughly $160 million worth of Ether being indefinitely frozen in an account. Other smart contracts, such as bridges between blockchain networks and DeFi protocols have also been manipulated, exploited or used in ways that were not intended or envisioned by their creators such that attackers syphoned over $3.8 billion worth of digital assets from smart contracts in 2022. Initial problems and continued problems with the development, design and deployment of smart contracts may have an adverse effect on the value of LINK, which could have a negative impact on the value of the Shares.

The Trust is not actively managed and will not have any formal strategy relating to the development of the Chainlink Network.

Changes in the governance of a digital asset network or protocol may not receive sufficient support from users and validators, which may negatively affect that digital asset network’s or protocol’s ability to grow and respond to challenges.

Some digital asset networks and protocols have on-chain governance mechanisms whereby community members can make and vote on proposals that impact the network. For such networks and protocols, there may be a lack of consensus or clarity on that network’s or protocol’s governance, which may stymie such network’s or protocol’s utility, adaptability and ability to grow and face challenges.

The foregoing notwithstanding, the underlying software for some digital asset networks and protocols, such as the Chainlink Network, is informally or formally managed or developed by a group of core developers that propose amendments to the relevant network’s or protocol’s source code. Core developers’ roles may evolve over time. If a significant majority of validators were to adopt amendments to the Chainlink Network based on the proposals of such core developers, the Chainlink Network would be subject to new source code that may adversely affect the value of LINK. If a significant majority of users and validators were to adopt amendments to the Chainlink Network based on the proposals of such core developers, the Chainlink Network would be subject to new source code that may adversely affect the value of LINK.

As a result of the foregoing, it may be difficult to find solutions or marshal sufficient effort to overcome any future problems, especially long-term problems, on digital asset networks.

Digital asset networks face significant scaling challenges and efforts to increase the volume and speed of transactions may not be successful.

Many digital asset networks face significant scaling challenges due to the fact that public, permissionless blockchains generally face a tradeoff between security and scalability. One means through which digital asset networks that utilize public, permissionless blockchains achieve security is decentralization, meaning that no intermediary is responsible for securing and maintaining these systems. For example, a greater degree of decentralization of a public, permissionless blockchain generally means a given digital asset network is less susceptible to manipulation or capture. In practice, this typically means that every single node on a given digital asset network is responsible for securing the system by processing every transaction and maintaining a copy of the entire state of the network. As a result, a digital asset network that utilizes a public, permissionless blockchain may be limited in the number of transactions it can process by the computing capabilities of each single fully participating node. Many developers are actively researching and testing scalability solutions for public blockchains that do not necessarily result in lower levels of security or decentralization, such as off-chain payment channels and sharding. Off-chain payment channels would allow parties to transact without requiring the full processing power of a blockchain. Sharding can increase the scalability of a database, such as a blockchain, by splitting the data processing responsibility among many nodes, allowing for parallel processing and validating of transactions.

As corresponding increases in throughput lag behind growth in the use of digital asset networks, average transaction fees and settlement times may increase considerably. For example, the Ethereum Network has been, at times, at capacity, which has led to increased transaction fees. Since January 1, 2023, Ether average daily transaction fees have ranged from $0.13 per transaction on December 27, 2025, to as high as $29.46 per transaction on March 3, 2024. As of December 31, 2025, Ether average daily transaction fees stood at $0.15 per transaction. Increased transaction fees and decreased settlement speeds could preclude certain uses for LINK (e.g., micropayments), and could reduce demand for, and the price of, LINK, which could adversely impact the value of the Shares.

There is no guarantee that any of the mechanisms in place or being explored for increasing the scale of settlement of transactions will be effective, or how long these mechanisms will take to become effective, which could adversely impact the value of the Shares.

Digital asset networks are developed by a diverse set of contributors and the perception that certain high-profile contributors will no longer contribute to the network could have an adverse effect on the market price of the related digital asset.

Digital asset networks and related protocols are often developed by a diverse set of contributors, but are also often developed by identifiable and high-profile contributors. The perception that certain high-profile contributors may no longer contribute to the applicable digital asset network or protocol may have an adverse effect on the market price of any related digital assets. For example, in June 2017, an unfounded rumor circulated that Ethereum protocol developer Vitalik Buterin had died. Following the rumor, the price of Ether decreased approximately 20% before recovering after Buterin himself dispelled the rumor. Some have speculated that the rumor led to the decrease in the price of Ether. In the event a high-profile contributor to the Chainlink Network, such as Sergey Nazarov, is perceived as no longer contributing to the Chainlink Network due to death, retirement, withdrawal, incapacity, or otherwise, whether or not such perception is valid, it could negatively affect the price of LINK, which could adversely impact the value of the Shares.

Digital assets may have concentrated ownership and large sales or distributions by holders of such digital assets, or any ability to participate in or otherwise influence a digital asset’s underlying network, could have an adverse effect on the market price of such digital asset.

As of December 31, 2025, the largest 100 LINK wallets held approximately 91.4% of the LINK in circulation though it is expected that some of these wallets hold LINK in omnibus form on behalf of customers. Moreover, it is possible that other persons or entities control multiple wallets that collectively hold a significant amount of LINK, even if they individually only hold a small amount, and it is possible that some of these wallets are controlled by the same person or entity. As a result of this concentration of ownership, large sales or distributions by such holders could have an adverse effect on the market price of LINK.

If the digital asset reward or transaction fees for recording transactions on the blockchain networks that the Chainlink Network is available on are not sufficiently high to incentivize validators, or if certain jurisdictions limit or otherwise regulate validating activities, validators may cease expanding validating power or demand high transaction fees, which could negatively impact the value of LINK and the value of the Shares.

If the digital asset awards for validating blocks or the transaction fees for recording transactions on the blockchain networks that the Chainlink Network is available on are not sufficiently high to incentivize validators, validators may cease expending validating power to validate blocks and confirmations of transactions on those blockchains could be slowed. For example, the realization of one or more of the following risks could materially adversely affect the value of the Shares:

•
Over the past several years, digital asset validating operations have evolved from individual users validating with computer processors, graphics processing units and first-generation application specific integrated circuit machines to “professionalized” validating operations using proprietary hardware or sophisticated machines. If the profit margins of digital asset validating operations are not sufficiently high, including due to an increase in electricity costs, digital asset validators are more likely to immediately sell digital assets earned by validating, resulting in an increase in liquid supply of that digital asset, which would generally tend to reduce that digital asset’s market price.
•
A reduction in digital assets staked by validators could increase the likelihood of a malicious actor or botnet obtaining control. See “—If a malicious actor or botnet obtains control of more than 33% of the validating power on one of the networks that the Chainlink Network is available on, or otherwise obtains control over such blockchain network through its influence over core developers or otherwise, such actor or botnet could manipulate the blockchain network to adversely affect the value of LINK and the value of the Shares or the ability of the Trust to operate.”
•
Validators have historically accepted relatively low transaction confirmation fees on most digital asset networks. If validators demand higher transaction fees for recording transactions or a software upgrade automatically charges fees for all transactions, the cost of using LINK may increase. Alternatively, validators could collude in an anti-competitive manner to reject low transaction fees and force users to pay higher fees, thus reducing the attractiveness of the Chainlink Network. Higher transaction confirmation fees resulting through collusion or otherwise may adversely affect the attractiveness of the Chainlink Network, the value of LINK and the value of the Shares.
•
Any widespread delays in the recording of transactions could result in a loss of confidence in the digital asset network.
•
During the course of ordering transactions and validating blocks, validators may be able to prioritize certain transactions in return for increased transaction fees, an incentive system known as “Maximal Extractable Value” or MEV. For example, in blockchain networks that facilitate DeFi protocols in particular, such as the Ethereum Network, users may attempt to gain an advantage over other users by increasing offered transaction fees. Certain software solutions, such as Flashbots, have been developed which facilitate validators in capturing MEV produced by these increased fees. The MEV incentive system may lead to an increase in transaction fees, which may diminish its use. Users or other stakeholders could also view the existence of MEV as unfair manipulation of decentralized digital asset networks, and refrain from using DeFi protocols or blockchain networks generally. In addition, it’s possible regulators or legislators could enact rules which restrict the use of MEV, which could diminish the popularity of blockchain networks among users and validators. Any of these or other outcomes related to MEV may adversely affect the value of LINK and the value of the Shares.

Oracle control may be concentrated in a way where some or all data feeds present misleading information to the blockchain, which could negatively impact the value of LINK and the value of the Shares.

It is possible that oracle control is concentrated in a way where some or all data feeds present misleading information to the blockchain. For example, if a malicious actor or botnet obtains control of a substantial number of oracles providing data for a particular price feed, that malicious actor or botnet could manipulate the price feed into performing in a way other than intended. Further, it is possible that oracles may collude or otherwise be incentivized to maliciously manipulate a data feed. For example, if the reward for misrepresenting a data feed is larger than the penalty for malicious behavior, oracles may choose to manipulate the data feed and cause false information to be presented to the Chainlink Network. These types of outcomes may directly damage, or otherwise harm the reputation of, the Chainlink Network.

If a malicious actor or botnet obtains control of more than 33% of the validating power on one of the blockchain networks that the Chainlink Network is available on, or otherwise obtains control over such blockchain network through its influence over core developers or otherwise, such actor or botnet could manipulate the blockchain network to adversely affect the value of LINK and the value of the Shares or the ability of the Trust to operate.

All networked systems are vulnerable to various types of attacks. As with any computer network, the blockchain network could be attacked. For example, following the Merge and the switch to proof-of-stake validation, the Ethereum Network is currently vulnerable to several types of attacks, including:

•
“>33% attack” where, if a malicious actor, validator, botnet (a volunteer or hacked collection of computers controlled by networked software coordinating the actions of the computers) or group of validators acting in concert were to gain control of more than 33% of the total staked Ether on the EthereumNetwork, a malicious actor could temporarily impede or delay block confirmation or even cause a temporary fork in the blockchain. This is designed to be a temporary risk, as the Ethereum Network’s inactivity leak would be expected to eventually penalize the attacker enough for the chain to finalize again (i.e., the honest majority would be expected to reclaim 2/3rd stake as the attacker’s stake is penalized). Moreover, it is not believed that a 33% attack would allow a malicious actor to engage in double-spending or fraudulent block propagation. Even without 33% control, a malicious actor or botnet could create a flood of transactions in order to slow down the Ethereum Network.
•
“>50% attack” where, if a malicious actor, validator, botnet (a volunteer or hacked collection of computers controlled by networked software coordinating the actions of the computers) or group of validators acting in concert were to gain control of more than 50% of the total staked Ether on the EthereumNetwork, a malicious actor would be able to manipulate transactions on the blockchain, including censoring transactions, double-spending and fraudulent block propagation, potentially for an extended period or even permanently. In theory, the minority non-attackers might reach social consensus to reject blocks proposed by the malicious majority attacker, reducing the attacker’s ability to engage in malicious activity, but there can be no assurance this would happen or that non-attackers would be able to coordinate effectively. To the extent that such malicious actor or botnet did not yield its control of the validating power on the Ethereum Network or the Ethereum community did not reject the fraudulent blocks as malicious, reversing any changes made to the Blockchain may not be possible.
•
“>66% attack” where, if a malicious actor, validator, botnet (a volunteer or hacked collection of computers controlled by networked software coordinating the actions of the computers) or group of validators acting in concert were to gain control of more than 66% of the total staked Ether on the EthereumNetwork, a malicious actor could permanently and irreversibly manipulate the blockchain, including censorship, double-spending and fraudulent block propagation. Although the malicious actor or botnet may not be able to generate new tokens or transactions using such control, it could “double-spend” its own tokens (i.e., spend the same tokens in more than one transaction) and prevent the confirmation of other users’ transactions for so long as it maintained control (over 50%). The attacker could finalize their preferred chain without any consideration for the votes of other stakers and could also revert finalized blocks.

Although there are no known reports of malicious control of the Ethereum Network, if groups of coordinating or connected Ether holders that together have more than 33% of outstanding Ether were to stake that Ether and run validators, they could exert authority over the validation of LINK transactions on the Ethereum Network. This risk is heightened if a substantial amount of the validating power on the network falls within the jurisdiction of a single governmental authority and is significantly heightened if over 66% falls within such a jurisdiction. If network participants, including the core developers and the administrators of validating pools, do not act to ensure greater decentralization of Ethereum Network validators, the feasibility of a malicious actor obtaining control of the validating power on the Ethereum Network will increase, which may adversely affect the value of LINK and the value of the Shares.

A malicious actor may also obtain control over blockchain networks through its influence over core developers by gaining direct control over a core developer or an otherwise influential programmer. The less that a blockchain network grows, the greater the possibility that a malicious actor may be able to maliciously influence such blockchain network in this manner. Moreover, it is possible that a group of digital asset holders that together control more than a substantial amount of the outstanding supply are in fact part of the initial or current core developer group, or are otherwise influential members of the community. To the extent that the initial or current core developer groups also control higher than a threshold of the outstanding supply necessary for an attack, the risk of this particular group of users causing the relevant blockchain network to adopt updates to the core protocol that this particular group wants to be implemented will be even greater, and should this materialize, it may adversely affect the value of LINK and the value of the Shares

A temporary or permanent “fork” or a “clone” could adversely affect the value of the Shares.

Many of the blockchain networks on which the Chainlink Network operates use open-source protocols, meaning that any user can download the software, modify it and then propose that the users and validators adopt the modification. When a modification is introduced and a substantial majority of validators’ consent to the modification, the change is implemented and the network remains uninterrupted. However, if less than a substantial majority of validators’ consent to the proposed modification, and the modification is not compatible with the software prior to its modification, the consequence would be what is known as a “hard fork,” with one group running the pre-modified software and the other running the modified software. For example, in September 2022, the Ethereum Network transitioned to a proof-of-stake model, in an upgrade referred to as the “Merge.” Following the Merge, a hard fork of the Ethereum Network occurred, as certain Ethereum miners and network participants planned to maintain the proof-of-work consensus mechanism that was removed as part of the Merge. This version of the network was rebranded as “Ethereum Proof-of-Work.”

Forks may also occur as a digital asset network community’s response to a significant security breach. For example, in July 2016, Ethereum “forked” into Ethereum and a new digital asset network, Ethereum Classic, as a result of the Ethereum Network community’s response to a significant security breach. In June 2016, an anonymous hacker exploited a smart contract running on the Ethereum Network to syphon approximately $60 million of Ether held by The DAO, a decentralized autonomous organization, into a segregated account. In response to the exploit, most participants in the Ethereum community elected to adopt a “fork” that effectively reversed the exploit. However, a minority of users continued to develop the original blockchain, referred to as “Ethereum Classic” with the digital asset on that blockchain now referred to as ETC. ETC now trades on several Digital Asset Trading Platforms. A fork may also occur as a result of an unintentional or unanticipated software flaw in the various versions of otherwise compatible software that users run. Such a fork could lead to users and validators abandoning the digital asset with the flawed software. It is possible, however, that a substantial number of users and validators could adopt an incompatible version of the digital asset while resisting community-led efforts to merge the two chains. This could result in a permanent fork, as in the case of Ethereum and Ethereum Classic.

Furthermore, a hard fork can lead to new security concerns. For example, when the Ethereum and Ethereum Classic networks, two other digital asset networks, split in July 2016, replay attacks, in which transactions from one network were rebroadcast to nefarious effect on the other network, plagued Ethereum trading platforms through at least October 2016. An Ethereum trading platform announced in July 2016 that it had lost 40,000 Ethereum Classic, worth about $100,000 at that time, as a result of replay attacks. Similar replay attack concerns occurred in connection with the Bitcoin Cash and Bitcoin Satoshi’s Vision networks split in November 2018. Another possible result of a hard fork is an inherent decrease in the level of security due to significant amounts of validating power remaining on one network or migrating instead to the new forked network. After a hard fork, it may become easier for an individual validator or validating pool’s validating power to exceed 50% of the validating power of a digital asset network that retained or attracted less validating power, thereby making digital asset networks that rely on proof-of-stake more susceptible to attack.

Digital asset networks and related protocols may also be cloned. Unlike a fork of a digital asset network, which modifies an existing blockchain, and results in two competing digital asset networks, each with the same genesis block, a “clone” is a copy of a protocol’s codebase, but results in an entirely new blockchain and new genesis block. For tokens built on top of another network, such as LINK, the result of a clone would be a new protocol with a new transactional history rather than an entirely new blockchain. Tokens are created solely from the new “clone” network and, in contrast to forks, holders of tokens of the existing network that was cloned do not receive any tokens of the new network. A “clone” results in a competing network that has characteristics substantially similar to the network it was based on, subject to any changes as determined by the developer(s) that initiated the clone.

A hard fork may adversely affect the price of LINK at the time of announcement or adoption. For example, the announcement of a hard fork could lead to increased demand for the pre-fork digital asset, in anticipation that ownership of the pre-fork digital asset would entitle holders to a new digital asset following the fork. The increased demand for the pre-fork digital asset may cause the price of the digital asset to rise. After the hard fork, it is possible the aggregate price of the two versions of the digital asset running in parallel would be less than the price of the digital asset immediately prior to the fork. Furthermore, while the Trust would be entitled to both versions of the digital asset running in parallel, the Sponsor will, as permitted by the terms of the Trust Agreement, determine which version of the digital asset is generally accepted as the Chainlink Network and should therefore be considered the appropriate network for the Trust’s purposes, and there is no guarantee that the Sponsor will choose the digital asset that is ultimately the most valuable fork. Either of these events could therefore adversely impact the value of the Shares. As an illustrative example of a digital asset hard fork, following the DAO hack in July 2016, holders of Ether voted on-chain to reverse the hack, effectively causing a hard fork. For the days following the vote, the price of Ether rose from $11.65 on July 15, 2016 to $14.66 on July 21, 2016, the day after the first Ethereum Classic block was mined. A clone may also adversely affect the price of LINK at the time of announcement or adoption. For example, on November 6, 2016, Rhett Creighton, a Zcash developer, cloned the Zcash network to launch Zclassic, a substantially identical version of the Zcash network that eliminated the Founders’ Reward. For the days following the date the first Zclassic block was mined, the price of ZEC fell from $504.57 on November 5, 2016 to $236.01 on November 7, 2016 in the midst of a broader sell off of ZEC beginning immediately after the Zcash network launch on October 28, 2016. A clone may also adversely affect the price of LINK at the time of announcement or adoption.

A future fork in or clone of one of the blockchain networks that the Chainlink Network is available on could adversely affect the value of the Shares or the ability of the Trust to operate.

In the event of a hard fork of the Ethereum Network, the Sponsor will, if permitted by the terms of the Trust Agreement, use its discretion to determine which network should be considered the appropriate network for the Trust’s purposes, and in doing so may adversely affect the value of the Shares.

In the event of a hard fork of the Ethereum Network (i.e., the network that supports native LINK, and the form that is held by the Trust), the Sponsor will, as permitted by the terms of the Trust Agreement, use its discretion to determine, in good faith, which digital asset network, among a group of incompatible forks of the Ethereum Network, is generally accepted as the Chainlink Network and should therefore be considered the appropriate digital asset network for the Trust’s purposes. The Sponsor will base its determination on a variety of then relevant factors, including, but not limited to, the Sponsor’s beliefs regarding expectations of the core developers of LINK, users, services, businesses, validators and other constituencies, as well as the actual continued acceptance of, validating power on, and community engagement with, the Chainlink Network. There is no guarantee that the Sponsor will choose the digital asset network or digital asset that is ultimately the most valuable fork, and the Sponsor’s decision may adversely affect the value of the Shares as a result. The Sponsor may also disagree with shareholders, security vendors and the Index Provider on what is generally accepted as LINK and should therefore be considered “LINK” for the Trust’s purposes, which may also adversely affect the value of the Shares as a result.

In the event of a hard fork of the Ethereum Network, the Custodian’s operations may be interrupted or subject to additional security risks that could disrupt the Trust’s ability to process creations and redemptions of Shares or otherwise threaten the security of the Trust’s LINK holdings.

In the event of a hard fork of the Ethereum Network, the Custodian may temporarily halt the ability of customers (including the Trust) to deposit, withdraw or transfer LINK on the Custodian’s platform. Such a delay may be intended to permit the Custodian to assess the resulting versions of the Ethereum Network, to determine how best to securely “split” the LINK from the forked asset, and to prevent malicious users from conducting “replay attacks” (i.e., broadcasting transactions on both versions of the forked networks to put Custodian assets at risk). As a result, the Trust is likely to suspend creations and redemptions during a period in which the Custodian’s operations are halted.

In addition, any losses experienced by the Custodian due to a hard fork, including due to replay attacks or technological errors in assessing the fork, could have a materially adverse impact on an investment in the Shares.

Any name change and any associated rebranding initiative by the core developers of LINK may not be favorably received by the digital asset community, which could negatively impact the value of LINK and the value of the Shares.

From time to time, digital assets may undergo name changes and associated rebranding initiatives. For example, Bitcoin Cash may sometimes be referred to as Bitcoin ABC in an effort to differentiate itself from any Bitcoin Cash hard forks, such as Bitcoin Satoshi’s Vision, and in the third quarter of 2018, the team behind ZEN rebranded and changed the name of ZenCash to “Horizen.” We cannot predict the impact of any name change and any associated rebranding initiative on LINK. After a name change and an associated rebranding initiative, a digital asset may not be able to achieve or maintain brand name recognition or status that is comparable to the recognition and status previously enjoyed by such digital asset. The failure of any name change and any associated rebranding initiative by a digital asset may result in such digital asset not realizing some or all of the anticipated benefits contemplated by the name change and associated rebranding initiative, and could negatively impact the value of LINK and the value of the Shares.

If the Chainlink Network is used to facilitate illicit activities, businesses use the Chainlink Network’s oracle services could be at increased risk of criminal or civil lawsuits, or of having services cut off, which could negatively affect the price of LINK and the value of the Shares.

Digital asset networks have in the past been, and may continue to be, used to facilitate illicit activities. If oracle services on the Chainlink Network are used to facilitate illicit activities, businesses that use such oracle services could be at increased risk of potential criminal or civil lawsuits, or of having banking or other services cut off, if there is a concern that certain smart contracts that use the Chainlink Network could interfere with the performance of anti-money laundering duties and economic sanctions checks. There is also a risk that Digital Asset Trading Platforms may remove LINK from their platforms as a result of these concerns. Other service providers of such businesses may also cut off services if there is a concern that the Chainlink Network is being used to facilitate crime. Any of the aforementioned occurrences could increase regulatory scrutiny of the Chainlink Network and/or adversely affect the price of LINK, the attractiveness of the Chainlink Network and an investment in the Shares of the Trust.

When the Trust and the Sponsor, acting on behalf of the Trust, sell or deliver, as applicable, LINK or, subject to NYSE Arca obtaining regulatory approval from the SEC, Incidental Rights and/or IR Virtual Currency, they generally do not transact directly with counterparties other than the Authorized Participant, a Liquidity Provider or other similarly eligible financial institutions that are subject to federal and state licensing requirements and maintain practices and policies designed to comply with AML and KYC regulations. When an Authorized Participant or a Liquidity Provider sources LINK in connection with the creation of the Shares or facilitates transactions in LINK at the direction of the Trust or the Sponsor, it directly faces its counterparty and, in all instances, the Authorized

Participant or the Liquidity Provider, as applicable, follow policies and procedures designed to ensure that it knows the identity of its counterparty. The Authorized Participant is a registered broker-dealer and therefore subject to AML and countering the financing of terrorism obligations under the Bank Secrecy Act as administered by FinCEN and further overseen by the SEC and FINRA.

In accordance with its regulatory obligations, the Authorized Participant, or the Liquidity Provider, conducts customer due diligence and enhanced due diligence on its counterparties, which enables it to determine each counterparty’s AML and other risks and assign an appropriate risk rating.

As part of its counterparty onboarding process, each of the Authorized Participant and the Liquidity Provider uses third-party services to screen prospective counterparties against various watch lists, including the Specially Designated Nationals List of the Treasury Department Office of Foreign Assets Control (“OFAC”) and countries and territories identified as non-cooperative by the Financial Action Task Force. If the Sponsor, the Trust, the Authorized Participant or the Liquidity Provider were nevertheless to transact with such a sanctioned entity, the Sponsor, the Trust, the Authorized Participant and the Liquidity Provider would be at increased risk of potential criminal or civil lawsuits.

Node operators may suffer losses due to Staking, or Staking may prove unattractive to node operators, which could adversely affect the Chainlink Network.

Staking on the Chainlink Network requires LINK to be locked in smart contracts while staked. If the Chainlink Network source code or protocol fail to behave as expected, suffer cybersecurity attacks or hacks, experience security issues, or encounter other problems, such assets may be irretrievably lost. As part of the staking process, staked LINK staked is subject to a 28-day "cooldown period" before it can be withdrawn. Stakers can request to unlock their staked LINK at any time, but the LINK will only become withdrawable upon the completion of the cooldown period. Additionally, rewards earned from staking LINK are subject to a “ramp up” period—a period where rewards are locked up and released linearly over 90 days.

Any cybersecurity attacks, security issues, hacks, penalties, slashing events, or other problems could damage node operators' willingness to participate in supplying data, discourage existing and future operators from serving as such, and adversely impact the Chainlink Network’s adoption or the price of LINK. Any disruption of data verification on the Chainlink Network could interfere with network operations and cause the Chainlink Network to be less attractive to users and application developers, which could cause the price of LINK to decrease. The limited liquidity during the cooldown period and ramp up period of the staking process could dissuade potential stakers from participating, which could interfere with network operations or security and cause the Chainlink Network to be less attractive to users and application developers, which could cause the price of LINK to decrease.

Validators on the blockchain networks that the Chainlink Network is available on may suffer losses due to staking, or staking may prove unattractive to validators, which could adversely affect such blockchain network and therefore the Chainlink Network.

Validators on the blockchain networks that the Chainlink Network is available on may suffer losses due to staking, or staking may prove unattractive to validators, which could adversely affect such blockchain network and therefore the Chainlink Network. For example, validation on the Ethereum Network requires Ether to be transferred into smart contracts on the underlying blockchain network not under the control of the person who owns such Ether. If the Ethereum Network source code or protocol were to fail to behave as expected, suffer cybersecurity attacks or hacks, experience security issues, or encounter other problems, such transferred (i.e., staked) Ether may be irretrievably lost. In addition, the Ethereum Network’s underlying protocol dictates requirements for participation in validation activity, and may impose penalties, if the relevant activities are not performed correctly. The Ethereum Network imposes three types of sanctions for validator misbehavior or inactivity, which would result in a portion of staked Ether being destroyed or “burned”: penalties, slashing and inactivity leaks.

A validator may face penalties if it fails to take certain actions, such as providing a timely attestation to a block proposed by another validator. Under this scenario, a validator’s staked Ether could be burned in an amount equal to the reward to which it would have been entitled for successfully performing the actions.

A more severe sanction (i.e., “slashing”) is imposed if a validator commits malicious acts related to the proposal or attestation of blocks with invalid transactions. Slashing can result in the validator having a portion of its staked Ether immediately confiscated, withdrawn, or burned by the Ethereum Network, resulting in losses to them. After this initial slashing, the validator is queued for forceful removal from the Ethereum Network’s validator “pool,” and more of the validator’s stake is burned over a period of approximately 36 days (with the exact amount of Ether burned and time period determined by the protocol) regardless of whether the validator makes any further slashable errors, at which point the validator is automatically removed from the validator pool.

Staked Ether may also be burned through a process known as an “inactivity leak,” which is triggered if the Ethereum protocol has gone too long without finalizing a new block. For a new block to be successfully added to the blockchain, validators that account for at least two-thirds of all staked Ether must agree on the validity of a proposed block. This means that if validators representing more than one-third of the total staked Ether are offline, no new blocks can be finalized. To prevent this, an inactivity leak causes the Ether staked by the inactive validators to gradually “bleed away” until these inactive validators represent less than one-third of the total stake, thereby allowing the remaining active validators to finalize proposed blocks. This provides a further incentive for validators to remain online and continue performing validation activities.

As well as sanctions, as part of the “activating” and “exiting” processes of staking on the Ethereum Network, staked Ether will be inaccessible for a variable period of time determined by a range of factors, including network congestion, resulting in potential inaccessibility during those periods. “Activation” is the funding of a validator to be included in the active set of validators, thereby allowing the validator to participate in the Ethereum Network’s proof-of-stake consensus protocol. “Exit” is the request to exit from the active set of validators and no longer participate in the Ethereum Network’s proof-of-stake consensus protocol. As part of these “activating” and “exiting” processes of staking on the Ethereum Network, any staked Ether will be inaccessible for a period of time and will not earn any income during this period. However, depending on demand, un-staking can take between hours, days or weeks to complete.

If validators’ staked Ether are slashed or otherwise subject to sanctions by the Ethereum Network, their assets may be confiscated, withdrawn, or burnt by the network, resulting in losses to the validator, or the users who provided the Ether to the validator to stake on their behalf. Any cybersecurity attacks, security issues, hacks, penalties, slashing events, or other problems could damage validators’ willingness to participate in validation, discourage existing and future validators from serving as such, and adversely impact the Ethereum Network’s adoption or the price of LINK. Any disruption of validation on the Ethereum Network could interfere with network operations and cause the Ethereum Network to be less attractive to users and application developers than competing blockchain networks, which could cause the price of Ether to decrease. In addition, the limited liquidity during the “activation” or “exiting” processes could dissuade potential validators from participating, which could interfere with network operations or security and cause the Ethereum Network to be less attractive to users and application developers than competing blockchain networks, which could cause the price of LINK to decrease.

There can be no guarantee that penalties, slashing or inactivity leaks and resulting losses will not deter validators from staking on the Ethereum Network. Any such deterrence would affect the Ethereum Network’s ability to process transactions, thus making the Ethereum and Chainlink Networks less attractive to potential users thereof and negatively affecting the value of the Shares.

Additionally, Node Operator Stakers who help power oracle services can have their staked LINK slashed for failing to meet performance requirements. In particular, Node Operator Stakers serving the ETH/USD Data Feed on the Ethereum Network will be slashed 700 LINK each if a valid alerting condition is met. Community Stakers will not be at risk of slashing. Over time, the conditions around slashing amounts are expected to evolve, particularly as Chainlink staking expands to support more oracle services.

There can be no guarantee that slashing and resulting losses will not deter validators from staking on the Chainlink Network. Any such deterrence would affect the Chianlink Network's oracle services, thus making the Chainlink Network less attractive to potential users thereof and negatively affecting the value of the Shares.

Liquid staking applications pose centralization concerns, and a single liquid staking application has reportedly controlled around or in excess of 33% of the total staked Ether on the Ethereum Network.

Validators must deposit 32 Ether to activate a unique validator key pair that is used to sign block proposals and attestations on behalf of its stake (i.e., participate in the proof-of-stake consensus mechanism). For every 32 Ether deposit that is staked, a unique validator key pair is generated. This validator key pair is only used in validation processes (block proposal and attestation, and the staking associated therewith), and is separate from the public-private key pair generated in respect of the blockchain address on the Ethereum Network which is used to hold the LINK. An application built on the Ethereum Network, or a single node operator, can manage many validator key pairs. For example, Lido, an application that provides a so-called “liquid staking” solution that permits holders of Ether to deposit them with Lido, which stakes the Ether while issuing the holder a transferable token, is reported by some sources to have or have had up to 275,000 validator key pairs (each representing 32 staked Ether) divided across over 30 node operators. At times, Lido has reportedly controlled around or in excess of 33% of the total staked Ether on the Ethereum Network. While it is widely believed that Lido has little incentive to attempt to interfere with transaction finality or block confirmations using its reported 33% stake, since doing so would likely cause its entire stake to be slashed and thus lost (assuming good actors unaffiliated with Lido controlled the remainder), and also because Lido is believed to not control most of the third-party node operators where its Ether is staked, and finally because the occurrence of such manipulation of the Ethereum Network’s consensus process by Lido or any other actor would likely cause Ether to lose substantial value (which would hurt Lido economically), it nevertheless poses centralization concerns. If Lido, or a bad actor with a similar sized stake, were to attempt to interfere with transaction finality or block confirmations, it could negatively affect the use and adoption of the Ethereum Network, the value of LINK, and thus the value of the Shares.

Proof-of-stake blockchains are a relatively recent innovation, and have not been subject to as widespread use or adoption over as long of a period of time as traditional proof-of-work blockchains.

Certain digital assets, such as bitcoin, use a “proof-of-work” consensus algorithm. The genesis block on the Bitcoin blockchain was mined in 2009, and Bitcoin’s blockchain has been in operation since then. LINK is available on blockchains, such as the Ethereum Network, that use a newer consensus algorithm known as “proof-of-stake.” While their proponents believe that they may have certain advantages, the “proof-of-stake” consensus mechanisms and governance systems underlying many newer blockchain protocols, including the Ethereum Network, have not been tested at scale over as long of a period of time or subject to as widespread use or adoption as, for example, Bitcoin’s proof-of-work consensus mechanism has. This could lead to these blockchains, and digital assets supported on these blockchains, such as LINK, having undetected vulnerabilities, structural design flaws, suboptimal incentive structures for network participants (e.g., validators), technical disruptions, or a wide variety of other problems, any of which could cause these blockchains not to function as intended, lead to outright failure to function entirely causing a total outage or disruption of network activity, or to suffer other operational problems or reputational damage, leading to a loss of users or adoption or a loss in value of the associated digital assets, including the Trust’s assets. Over the long term, there can be no assurance that the proof-of-stake blockchain on which the Trust’s assets indirectly rely will achieve widespread scale or adoption or perform successfully; any failure to do so could negatively impact the value of the Trust’s assets.

Risk Factors Related to the Digital Asset Markets

Recent developments in the digital asset economy have led to extreme volatility and disruption in digital asset markets, a loss of confidence in participants of the digital asset ecosystem, significant negative publicity surrounding digital assets broadly and market-wide declines in liquidity.

In the past and through the date of this Annual Report, digital asset prices have experienced significant fluctuations, leading to volatility and disruption in the digital asset markets and financial difficulties for several prominent industry participants, including Digital Asset Trading Platforms, hedge funds and lending platforms. For example, in the first half of 2022, digital asset lenders Celsius Network LLC and Voyager Digital Ltd. and digital asset hedge fund Three Arrows Capital each entered into insolvency proceedings. This resulted in a loss of confidence in participants in the digital asset ecosystem, negative publicity surrounding digital assets more broadly and market-wide declines in digital asset trading prices and liquidity.

Thereafter, in November 2022, FTX, the third largest Digital Asset Trading Platform by volume at the time, halted customer withdrawals amid rumors of the company’s liquidity issues and likely insolvency. Shortly thereafter, FTX’s CEO resigned and FTX and several affiliates of FTX filed for bankruptcy. The U.S. Department of Justice subsequently brought criminal charges, including charges of fraud, violations of federal securities laws, money laundering, and campaign finance offenses, against FTX’s former CEO and others. In November 2023, FTX’s former CEO was convicted of fraud and money laundering. Similar charges related to violations of anti-money laundering laws were brought in November 2023 against Binance and its former CEO.

In addition, several other entities in the digital asset industry filed for bankruptcy following FTX’s bankruptcy filing, such as BlockFi Inc. and Genesis Global Capital, LLC (“Genesis Capital”), a subsidiary of Genesis Global Holdco, LLC (“Genesis Holdco”). The SEC also brought charges against Genesis Capital and Gemini Trust Company, LLC (“Gemini”) in January 2023 for their alleged unregistered offer and sale of securities to retail investors. In October 2023, the New York Attorney General (“NYAG”) brought charges against Gemini, Genesis Capital, Genesis Asia Pacific PTE. LTD. (“Genesis Asia Pacific”), Genesis Holdco (together with Genesis Capital and Genesis Asia Pacific, the “Genesis Entities”), Genesis Capital’s former CEO, DCG, and DCG’s CEO alleging violations of the New York Penal Law, the New York General Business Law and the New York Executive Law. In February 2024, the NYAG amended its complaint to expand the charges against Gemini, the Genesis Entities, Genesis Capital’s former CEO, DCG, and DCG’s CEO to include harm to additional investors. Also in February 2024, the Genesis Entities entered into a settlement agreement with the NYAG to resolve the NYAG’s allegations against the Genesis Entities, which settlement was subsequently approved by the Bankruptcy Court of the Southern District of New York.

On January 17, 2025, DCG agreed to entry of a cease-and-desist order and payment of a $38 million civil money penalty arising out of the SEC’s allegations that (i) DCG negligently engaged in conduct that misled investors about the impact of the default on Genesis Capital’s financial condition and (ii) DCG’s failure to exercise reasonable care in connection with certain statements concerning Genesis Capital’s financial condition created a materially false impression to the public regarding Genesis Capital’s financial health.

Furthermore, Genesis Holdco, together with certain of its subsidiaries, filed a voluntary petition for reorganization under Chapter 11 of the U.S. Bankruptcy Code in January 2023. While Genesis Holdco is not a service provider to the Trust, it is a wholly owned subsidiary of DCG, and is an affiliate of the Trust and the Sponsor.

These events have led to significant negative publicity around digital asset market participants including DCG, Genesis and DCG’s other affiliated entities. This publicity could negatively impact the reputation of the Sponsor and have an adverse effect on the trading price and/or the value of the Shares. Moreover, sales of a significant number of Shares of the Trust as a result of these events could have a negative impact on the trading price of the Shares.

These events have also led to a substantial increase in regulatory and enforcement scrutiny of the industry as a whole and of Digital Asset Trading Platforms in particular, including from the Department of Justice, the SEC, the CFTC, the White House and Congress. For example, in June 2023, the SEC brought charges against Binance (the “Binance Complaint”) and Coinbase (the “Coinbase Complaint”), alleging that they solicited U.S. investors to buy, sell, and trade “crypto asset securities” through their unregistered trading platforms and operated unregistered securities exchanges, brokerages and clearing agencies. Binance subsequently announced that it would be suspending USD deposits and withdrawals on Binance. US and that it plans to delist its USD trading pairs. In addition, in November 2023, the SEC brought similar charges against Kraken (the “Kraken Complaint”), alleging that it operated as an unregistered securities exchange, brokerage and clearing agency. The Binance Complaint, the Coinbase Complaint and the Kraken Complaint have led, and may in the future lead, to further volatility in digital asset prices. Between February 2025 and May 2025, the SEC entered into court-approved joint stipulations to dismiss each of the Binance Complaint, Coinbase Complaint and the Kraken Complaint. The SEC has terminated its investigation or enforcement action into many other digital asset market participants, as well.

In January 2025, the SEC launched a crypto task force dedicated to developing a comprehensive and clear regulatory framework for digital assets led by Commissioner Hester Peirce. Subsequently, Commissioner Peirce announced a list of specific priorities to further that initiative, which included pursuing final rules related to a digital asset’s security status, a revised path to registered offerings and listings for digital asset-based investment vehicles, and clarity regarding digital asset custody, lending and staking.

Digital asset markets have also been negatively impacted by the failure of entities perceived to be integral to the digital asset ecosystem. For example, in March 2023, state banking regulators placed Silicon Valley Bank and Signature Bank into Federal Deposit Insurance Corporation (“FDIC”) receiverships. Also, in March 2023, Silvergate Bank announced plans to wind down and liquidate its operations. Because these banks were perceived to be the banks most open to providing services for the digital asset ecosystem in the United States, their failures may impact the willingness of banks (based on regulatory pressure or otherwise) to provide banking services to digital asset market participants. In addition, because these banks were perceived to be the banks most open to providing services for the digital asset ecosystem, their failure has caused a number of companies that provide digital asset-related services to be unable to find banks that are willing to provide them with such banking services. The inability to access banking services could negatively impact digital asset market participants and therefore the value of digital assets, including LINK, and thus the Shares. In addition, although these events did not have an impact directly on the Trust or the Sponsor when these bank failures occurred, it is possible that a future closing of a bank with which the Trust or the Sponsor has a financial relationship could subject the Trust or the Sponsor to adverse conditions and pose challenges in finding an alternative suitable bank to provide the Trust or the Sponsor with bank accounts and banking services.

Events such as these that impact the wider digital asset ecosystem are continuing to develop and change at a rapid pace and it is not possible to predict at this time all of the risks that they may pose to the Sponsor, the Trust, their affiliates and/or the Trust’s third-party service providers, or on the digital asset industry as a whole.

Continued disruption and instability in the digital asset markets as these events develop, including declines in the trading prices and liquidity of LINK, or the failure of service providers to the Trust, could have a material adverse effect on the value of the Shares and the Shares could lose all or substantially all of their value.

The value of the Shares relates directly to the value of LINK, the value of which may be highly volatile and subject to fluctuations due to a number of factors.

The value of the Shares relates directly to the value of the LINK held by the Trust and fluctuations in the price of LINK could adversely affect the value of the Shares. The market price of LINK may be highly volatile, and subject to a number of factors, including:

•
an increase in the global LINK supply that is publicly available for trading;
•
manipulative trading activity on Digital Asset Trading Platforms, which, in many cases, are largely unregulated;
•
the adoption of LINK as a medium of exchange, store-of-value or other consumptive asset and the maintenance and development of the open-source software protocol of the Chainlink Network;
•
forks in the Ethereum or other network thatthe Chainlink Network is available on;
•
investors’ expectations with respect to interest rates, the rates of inflation of fiat currencies or LINK, and Digital Asset Trading Platform rates;
•
consumer preferences and perceptions of LINK specifically and digital assets generally;
•
fiat currency withdrawal and deposit policies on Digital Asset Trading Platforms;

•
the liquidity of Digital Asset Markets and any increase or decrease in trading volume on Digital Asset Markets;
•
investment and trading activities of large investors that invest directly or indirectly in LINK;
•
a “short squeeze” resulting from speculation on the price of LINK, if aggregate short exposure exceeds the number of Shares available for purchase;
•
an active derivatives market for LINK or for digital assets generally;
•
a determination that LINK is a security or changes in LINK’s status under the federal securities laws;
•
monetary policies of governments, trade restrictions, currency devaluations and revaluations and regulatory measures or enforcement actions, if any, that restrict the use of LINK as a form of payment or the purchase of LINK on the Digital Asset Markets;
•
global or regional political, economic or financial conditions, events and situations, such as the novel coronavirus outbreak;
•
fees associated with processing a LINK transaction and the speed at which LINK transactions are settled;
•
interruptions in service from or closures or failures of major Digital Asset Trading Platforms;
•
decreased confidence in Digital Asset Trading Platforms due to the largely unregulated nature and lack of transparency surrounding the operations of Digital Asset Trading Platforms;
•
increased competition from other forms of digital assets or payment services; and
•
the Trust’s own acquisitions or dispositions of LINK, since there is no limit on the amount of LINK that the Trust may acquire.

In addition, there is no assurance that LINK will maintain its value in the long or intermediate term. In the event that the price of LINK declines, the Sponsor expects the value of the Shares to decline proportionately.

The value of LINK as represented by the Index Price or by the Trust’s principal market may also be subject to momentum pricing due to speculation regarding future appreciation in value, leading to greater volatility that could adversely affect the value of the Shares. Momentum pricing typically is associated with growth stocks and other assets whose valuation, as determined by the investing public, accounts for future appreciation in value, if any. The Sponsor believes that momentum pricing of LINK has resulted, and may continue to result, in speculation regarding future appreciation in the value of LINK, inflating and making the Index Price more volatile. As a result, LINK may be more likely to fluctuate in value due to changing investor confidence, which could impact future appreciation or depreciation in the Index Price and could adversely affect the value of the Shares.

Due to the largely unregulated nature and lack of transparency surrounding the operations of Digital Asset Trading Platforms, they may experience fraud, market manipulation, business failures, security failures or operational problems, which may adversely affect the value of LINK and, consequently, the value of the Shares.

Digital Asset Trading Platforms are relatively new and, in many ways, are not subject to, or may not comply with, regulation in relevant jurisdictions in a manner similar to other regulated trading platforms, such as national securities exchanges or designated contract markets. While many prominent Digital Asset Trading Platforms provide the public with significant information regarding their on-chain activities, ownership structure, management teams, corporate practices, cybersecurity practices and regulatory compliance, many other Digital Asset Trading Platforms do not provide this information. Furthermore, while Digital Asset Trading Platforms are and may continue to be subject to federal and state licensing requirements in the United States, Digital Asset Trading Platforms do not currently appear to be subject to regulation in a similar manner as other regulated trading platforms, such as national securities exchanges or designated contract markets. As a result, the marketplace may lose confidence in Digital Asset Trading Platforms, including prominent trading platforms that handle a significant volume of LINK trading.

Many Digital Asset Trading Platforms, both in the United States and abroad, are unlicensed, not subject to, or not in compliance with, regulation in relevant jurisdictions, or operate without extensive supervision by governmental authorities. In particular, those located outside the United States may be subject to significantly less stringent regulatory and compliance requirements in their local jurisdictions and may take the position that they are not subject to laws and regulations that would apply to a national securities exchange or designated contract market in the United States, or may, as a practical matter, be beyond the ambit of U.S. regulators. As a result, trading activity on or reported by these Digital Asset Trading Platforms is generally significantly less regulated than trading activity on or reported by regulated U.S. securities and commodities markets, and may reflect behavior that would be prohibited in regulated U.S. trading venues. For example, in 2022 one report claimed that trading volumes on Digital Asset Trading Platforms were inflated by over 70% due to false or non-economic trades, with specific focus on unlicensed trading platforms located outside of the United States. Such reports may indicate that the Digital Asset Trading Platform Market is significantly smaller than expected and that the U.S. makes up a significantly larger percentage of the Digital Asset Trading Platform Market than is commonly understood, or that a much larger portion of digital asset market activity takes place on decentralized finance platforms than is commonly understood. Nonetheless, any actual or perceived false trading in the Digital Asset Trading Platform Market, and any other fraudulent or manipulative acts and practices, could adversely affect the value of LINK and/or negatively affect the market perception of LINK, which could in turn adversely impact the value of the Shares.

The SEC has also identified possible sources of fraud and manipulation in the Digital Asset Markets generally, including, among others (1) “wash-trading”; (2) persons with a dominant position in a digital asset manipulating pricing in such digital asset; (3) hacking of the underlying digital asset network and trading platforms; (4) malicious control of the underlying digital asset network; (5) trading based on material, non-public information (for example, plans of market participants to significantly increase or decrease their holdings in a digital asset, new sources of demand for a digital asset) or based on the dissemination of false and misleading information; (6) manipulative activity involving purported “stablecoins,” including Tether; and (7) fraud and manipulation at Digital Asset Markets. The use or presence of such acts and practices in the Digital Asset Markets could, for example, falsely inflate the volume of LINK present in the Digital Asset Markets or cause distortions in the price of LINK, among other things that could adversely affect the Trust or cause losses to shareholders. Moreover, tools to detect and deter fraudulent or manipulative trading activities, such as market manipulation, front-running of trades, and wash-trading, may not be available to or employed by Digital Asset Markets, or may not exist at all. Many Digital Asset Markets also lack certain safeguards put in place by exchanges for more traditional assets to enhance the stability of trading on the exchanges and prevent “flash crashes,” such as limit-down circuit breakers. As a result, the prices of LINK on Digital Asset Markets may be subject to larger and/or more frequent sudden declines than assets traded on more traditional exchanges.

In addition, over the past several years, some Digital Asset Trading Platforms have been closed, been subject to criminal and civil litigation and have entered into bankruptcy proceedings due to fraud and manipulative activity, business failure and/or security breaches. In many of these instances, the customers of such Digital Asset Trading Platforms were not compensated or made whole for the partial or complete losses of their account balances in such Digital Asset Trading Platforms. In some instances, customers are made whole only in dollar terms as of the Digital Asset Trading Platform’s date of failure, rather than on a digital asset basis, meaning customers may still lose out on any price increase in digital assets.

While smaller Digital Asset Trading Platforms are less likely to have the infrastructure and capitalization that make larger Digital Asset Trading Platforms more stable, larger Digital Asset Trading Platforms are more likely to be appealing targets for hackers and malware. For example, in February 2025, hackers reportedly compromised a transaction from Bybit’s multisignature cold wallets, enabling the hackers to steal over $1.5 billion of Ether from Bybit. Shortcomings or ultimate failures of larger Digital Asset Trading Platforms are more likely to have contagion effects on the digital asset ecosystem, including on the price of LINK, and therefore may also be more likely to be targets of regulatory enforcement action. For example, in November 2022, FTX, another of the world’s largest Digital Asset Trading Platforms, filed for bankruptcy protection and subsequently halted customer withdrawals as well as trading on its FTX.US platform. Fraud, security failures and operational problems all played a role in FTX’s issues and downfall. Moreover, Digital Asset Trading Platforms have been a subject of enhanced regulatory and enforcement scrutiny, and Digital Asset Markets have experienced continued instability, following the failure of FTX. In particular, in June 2023, the SEC brought the Binance Complaint and Coinbase Complaint, alleging that Binance and Coinbase operated unregistered securities exchanges, brokerages and clearing agencies. In addition, in November 2023, the SEC brought the Kraken Complaint, alleging that Kraken operated as an unregistered securities exchange, brokerage and clearing agency. Between February 2025 and May 2025, the SEC entered into court-approved joint stipulations to dismiss each of the Binance Complaint, Coinbase Complaint and the Kraken Complaint. The SEC has terminated its investigation or enforcement action into many other digital asset market participants as well.

Negative perception, a lack of stability and standardized regulation in the Digital Asset Markets and/or the closure or temporary shutdown of Digital Asset Trading Platforms due to fraud, business failure, security breaches or government mandated regulation, and associated losses by customers, may reduce confidence in the Chainlink Network and result in greater volatility in the prices of LINK. Furthermore, the closure or temporary shutdown of a Digital Asset Trading Platform used in calculating the Index Price may result in a loss of confidence in the Trust’s ability to determine its NAV on a daily basis. These potential consequences of such a Digital Asset Trading Platform’s failure could adversely affect the value of the Shares.

Digital Asset Trading Platforms may be exposed to front-running.

Digital Asset Trading Platforms may be susceptible to “front-running,” which refers to the process when someone uses technology or market advantage to get prior knowledge of upcoming transactions. Front-running is a frequent activity on centralized as well as decentralized trading platforms. By using bots functioning on a millisecond-scale timeframe, bad actors are able to take advantage of the forthcoming price movement and make economic gains at the cost of those who had introduced these transactions. The objective of a front runner is to buy tokens at a low price and later sell them at a higher price while simultaneously exiting the position. To the extent that front-running occurs, it may result in investor frustrations and concerns as to the price integrity of Digital Asset Trading Platforms and digital assets more generally.

Digital Asset Trading Platforms may be exposed to wash-trading.

Digital Asset Trading Platforms may be susceptible to wash-trading. Wash-trading occurs when offsetting trades are entered into for other than bona fide reasons, such as the desire to inflate reported trading volumes. Wash-trading may be motivated by non-economic reasons, such as a desire for increased visibility on popular websites that monitor markets for digital assets so as to improve a trading platform’s attractiveness to investors who look for maximum liquidity, or it may be motivated by the ability to attract listing fees from token issuers who seek the most liquid and high-volume trading platforms on which to list their tokens. Results of wash-trading may include unexpected obstacles to trade and erroneous investment decisions based on false information.

Even in the United States, there have been allegations of wash-trading even on regulated venues. Any actual or perceived false trading on Digital Asset Trading Platforms, and any other fraudulent or manipulative acts and practices, could adversely affect the value of LINK and/or negatively affect the market perception of LINK.

To the extent that wash-trading either occurs or appears to occur in Digital Asset Trading Platforms, investors may develop negative perceptions about LINK and the digital assets industry more broadly, which could adversely impact the price of LINK and, therefore, the price of the Shares. Wash-trading also may place more legitimate Digital Asset Trading Platforms at a relative competitive disadvantage.

Possible illiquid markets may exacerbate losses or increase the variability between the Trust’s NAV and its market price.

LINK is a novel asset with a limited trading history. Therefore, the markets for LINK may be less liquid and more volatile than other markets for more established products, such as futures contracts for traditional physical commodities. It may be difficult to execute a LINK trade at a specific price when there is a relatively small volume of buy and sell orders in the LINK market. A market disruption can also make it more difficult to liquidate a position or find a suitable counterparty at a reasonable cost.

Market illiquidity may cause losses for the Trust. The large size of the positions that the Trust may acquire could increase the risk of illiquidity, by both making the positions more difficult to liquidate and increasing the losses incurred while trying to do so, should the Trust need to liquidate its LINK. Any type of disruption or illiquidity will potentially be exacerbated due to the fact that the Trust will only invest in LINK, which is highly concentrated.

As of the date of this filing, the total market value of the LINK circulating supply is approximately $10.7 billion, comprised of approximately 696.8 million LINK. On average over the last 30 days, over any given 24-hour period, the reported global LINK trading volume was approximately $455.1 million.

The Index has a limited history and a failure of the Index Price could adversely affect the value of the Shares.

The Index has a limited history and the Index Price is a composite reference rate calculated using trading price data from various Digital Asset Trading Platforms chosen by the Index Provider. The Digital Asset Trading Platforms chosen by the Index Provider have also changed over time. The Index Provider may remove or add Digital Asset Trading Platforms to the Index in the future at its discretion. For more information on the inclusion criteria for Digital Asset Trading Platforms in the Index, see “Item 1. Business—Overview of the Chainlink Industry and Market—LINK Value—The Index and the Index Price.”

Although the Index is designed to accurately capture the market price of LINK, third parties may be able to purchase and sell LINK on public or private markets not included among the Constituent Trading Platforms of the Index, and such transactions may take place at prices materially higher or lower than the Index Price. Moreover, there may be variances in the prices of LINK on the various Digital Asset Trading Platforms, including as a result of differences in fee structures or administrative procedures on different Digital Asset Trading Platforms. For example, based on data provided by the Index Provider, on any given day during the year ended December 31, 2025, the maximum differential between the 4:00 p.m., New York time spot price of any single Digital Asset Trading Platform included in the Index and the Index Price was 18.82% and the average of the maximum differentials of the 4:00 p.m., New York time spot price of each Digital Asset Trading Platform included in the Index and the Index Price was 2.36%. During this same period, the average differential between the 4:00 p.m., New York time spot prices of all the Digital Asset Trading Platforms included in the Index and the Index Price was 0.01%. All Digital Asset Trading Platforms that were included in the Index throughout the period were considered in this analysis. To the extent such prices differ materially from the Index Price, investors may lose confidence in the Shares’ ability to track the market price of LINK, which could adversely affect the value of the Shares.

A decline in the adoption of LINK or the Chainlink Network could negatively impact the Trust.

The Sponsor will not have any strategy relating to the development of LINK and the Chainlink Network. However, a lack of expansion in usage of LINK and the Chainlink Network could adversely affect an investment in Shares.

The further development and acceptance of the Chainlink Network, which is part of a new and rapidly changing industry, is subject to a variety of factors that are difficult to evaluate. The slowing, stopping or reversing of the development or acceptance or usage of the Chainlink Network may adversely affect the price of LINK and therefore an investment in the Shares. The further adoption of LINK will require growth of the Chainlink Network. Adoption of LINK will also require an accommodating regulatory environment.

The use of digital assets to, among other things, buy and sell goods or services or facilitate cross-border payments is part of a new and rapidly evolving industry that employs digital assets based upon computer-generated mathematical and/or cryptographic protocols.

The Chainlink Network is a prominent, but not unique, part of this industry. The growth of this industry is subject to a high degree of uncertainty, as new assets and technological innovations continue to develop and evolve.

In addition, there is no assurance that LINK will maintain its value over the long term. The price of LINK is subject to risks related to its usage. Even if growth in Chainlink Network adoption occurs in the near or medium term, there is no assurance that LINK usage will continue to grow over the long term. A contraction in use of LINK may result in increased volatility or a reduction in the price of LINK, which would adversely impact the value of the Shares.

The Index Price used to calculate the value of the Trust’s LINK may be volatile, and purchasing and selling activity in the Digital Asset Markets associated with Basket creations and redemptions may affect the Index Price and Share trading prices, adversely affecting the value of the Shares.

The price of LINK on public Digital Asset Trading Platforms has a very limited history, and during this history, LINK prices on the Digital Asset Markets more generally, and on Digital Asset Trading Platforms individually, have been volatile and subject to influence by many factors, including operational interruptions. While the Index is designed to limit exposure to the interruption of individual Digital Asset Trading Platforms, the Index Price, and the price of LINK generally, remains subject to volatility experienced by Digital Asset Trading Platforms, and such volatility could adversely affect the value of the Shares. For example, from February 26, 2021 (the commencement of the Trust’s operations) through December 31, 2025, the Index Price ranged from $5.10 to $50.43, with the straight average being $15.29. In addition, during the twelve months ended December 31, 2025, the Index Price ranged from $10.90 to $27.18. The Sponsor has not observed a material difference between the Index Price and average prices from the Constituent Trading Platforms individually or as a group. The price of LINK more generally has experienced volatility similar to the Index Price during these periods. For additional information on movement of the Index Price and the price of LINK, see “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Historical NAV and LINK Prices.”

Furthermore, because the number of Digital Asset Trading Platforms is limited, the Index will necessarily be comprised of a limited number of Digital Asset Trading Platforms. If a Digital Asset Trading Platform were subjected to regulatory, volatility or other pricing issues, the Index Provider would have limited ability to remove such Digital Asset Trading Platform from the Index, which could skew the price of LINK as represented by the Index. Trading on a limited number of Digital Asset Trading Platforms may result in less favorable prices and decreased liquidity of LINK and, therefore, could have an adverse effect on the value of the Shares.

Purchasing activity associated with acquiring LINK required for the creation of Baskets may increase the market price of LINK on the Digital Asset Markets, which will result in higher prices for the Shares. Alternatively, selling activity associated with sales of LINK withdrawn from the Trust in connection with the redemption of Baskets may decrease the market price of LINK on the Digital Asset Markets, which will result in lower prices for the Shares. Increases or decreases in the market price of LINK may also occur as a result of the purchasing or selling activity of other market participants. Other market participants may attempt to benefit from an increase or decrease in the market price of LINK that may result from increased purchasing or selling activity of LINK connected with the creation or redemption of Baskets. Consequently, the market price of LINK may decline immediately after Baskets are created. Decreases in the market price of LINK may also occur as a result of sales in Secondary Markets by other market participants. If the Index Price declines, the value of the Shares will generally also decline.

Competition from the emergence or growth of other digital assets could have a negative impact on the price of LINK and adversely affect the value of the Shares.

As of December 31, 2025, LINK was the fourteenth largest digital asset by market capitalization, as tracked by CoinMarketCap.com. As of December 31, 2025, the alternative digital assets tracked by CoinMarketCap.com had a total market capitalization of approximately $2,678.0 billion (including the approximately $8.6 billion market cap of LINK), as calculated using market prices and total available supply of each digital asset, excluding stablecoins and tokens pegged to other assets. LINK faces competition from a wide range of digital assets. LINK is also supported by fewer trading platforms than more established digital assets, such as Bitcoin and Ether, which could impact its liquidity. In addition, LINK is in direct competition to other oracle service providers, such as Uniswap v3 Time-Weighted Average Price (TWAP) oracles, Band, PYTH and DIA. LINK may also face competition from centralized data providers, such as Oraclize. Competition from the emergence or growth of alternative digital assets or other blockchain-based data storage and retrieval platforms could have a negative impact on the demand for, and price of, LINK and thereby adversely affect the value of the Shares.

Investors may also invest in LINK through means other than the Shares, including through direct investments in LINK and other financial vehicles, including securities backed by or linked to LINK and digital asset financial vehicles similar to the Trust.

The Trust and the Sponsor face competition with respect to the creation of competing exchange-traded spot LINK products, among other digital asset vehicles. Whether the Trust is successful in maintaining its scale and achieving its intended competitive position may be impacted by a range of factors, including its fee structure relative to those competing products. The Trust’s competitors may also charge a substantially lower fee than the Sponsor’s Fee in an effort to achieve initial market acceptance and scale, which could cause investors to favor such competing products over the Trust.

If the Trust fails to continue to maintain or grow sufficient scale due to competition, the Sponsor may have difficulty raising sufficient revenue to cover the costs associated with maintaining the Trust and such shortfalls could impact the Sponsor’s ability to properly invest in robust ongoing operations and controls of the Trust to minimize the risk of operating events, errors, or other forms of losses to the shareholders. Furthermore, the Trust may fail to continue to attract adequate liquidity in the secondary market due to such competition, resulting in a small number of Authorized Participants willing to make a market in the Shares, which in turn could result in the Shares trading at a significant premium or discount for extended periods. Likewise, market and financial conditions, among other conditions outside the Trust’s control, may cause investors to find it more attractive to gain exposure to LINK through other vehicles, rather than the Trust.

In addition, to the extent digital asset financial vehicles other than the Trust tracking the price of LINK come to represent a significant proportion of the demand for LINK, large purchases or redemptions of the securities of these digital asset financial vehicles, or private funds holding LINK, could negatively affect the Index Price, the NAV, the NAV per Share, the value of the Shares, the Principal Market NAV and the Principal Market NAV per Share. Accordingly, there can be no assurance that the Trust will be able to maintain its scale and achieve its intended competitive positioning relative to competitors, which could adversely affect the performance of the Trust and the value of the Shares.

Congestion or delay on the Chainlink Network may delay purchases or sales of LINK by the Trust.

Increased transaction volume could result in delays in the recording of transactions on the Ethereum Network (i.e., the network that supports native LINK, and the form that is held by the Trust). Moreover, unforeseen system failures, disruptions in operations, or poor connectivity may also result in delays in the recording of transactions on the Ethereum Network. Any delay in the Ethereum Network could affect an Authorized Participant’s ability to buy or sell LINK at an advantageous price resulting in decreased confidence in the Chainlink Network. As a result, the Chainlink Network and the value of the Trust would be adversely affected.

The SEC has approved generic listing standards for commodity-based trust shares and may approve other applications under Rule 19b-4 of the Exchange Act to list competing digital assets as exchange-traded products, which could reduce demand for, and the price of, LINK and adversely impact the value of the Shares.

To date, the SEC has approved applications under Rule 19b-4 of the Exchange Act to list spot digital asset exchange-traded products which hold Bitcoin and Ether, as well as generic listing standards for commodity-based trust shares holding digital assets. To the extent competing digital asset exchange-traded products, other than those which hold LINK, come to represent a significant proportion of the demand for digital assets generally, demand for, and the price of, LINK could be reduced. Such reduced demand could in turn negatively affect the Index Price, the NAV, the NAV per Share, the value of the Shares, the Principal Market NAV and the Principal Market NAV per Share. Accordingly, there can be no assurance that the Trust will be able to maintain its scale and achieve its intended competitive positioning relative to competitors, which could adversely affect the performance of the Trust and the value of the Shares.

Prices of LINK may be affected due to stablecoins (including Tether and USDC), the activities of stablecoin issuers and their regulatory treatment.

While the Trust does not invest in stablecoins, it may nonetheless be exposed to these and other risks that stablecoins pose for the market for LINK and other digital assets. Stablecoins are digital assets designed to have a stable value over time as compared to typically volatile digital assets, and are typically marketed as being pegged to the value of a referenced asset, normally a fiat currency, such as the U.S. dollar. Although the prices of stablecoins are intended to be stable compared to their referenced asset, in many cases their prices fluctuate, sometimes significantly. This volatility has in the past impacted the prices of certain digital assets, and has at times caused certain stablecoins to lose their “peg” to the underlying fiat currency. Stablecoins are a relatively new phenomenon, and it is impossible to know all of the risks that they could pose to participants in the digital asset markets. In addition, some have argued that some stablecoins, particularly Tether, are improperly issued without sufficient backing in a way that could cause artificial rather than genuine demand for digital assets, raising their prices. Regulators have also charged stablecoin issuers with violations of law or otherwise required certain stablecoin issuers to cease certain operations. For example, on February 17, 2021, the New York Attorney General entered into an agreement with Tether’s operators, requiring them to cease any further trading activity with New York persons and pay $18.5 million in penalties for false and misleading statements made regarding the assets backing Tether. On October 15, 2021, the CFTC announced a settlement with Tether’s operators in which they agreed to pay $42.5 million in fines to settle charges that, among others, Tether’s claims that it maintained sufficient U.S. dollar reserves to back every Tether stablecoin in circulation with the “equivalent amount of corresponding fiat currency” held by Tether were untrue.

USDC is a reserve-backed stablecoin issued by Circle Internet Financial that is commonly used as a method of payment in digital asset markets, including the LINK market. The issuer of USDC uses the Circle Reserve Fund to hold cash, U.S. Treasury bills, notes and other obligations issued or guaranteed as to principal and interest by the U.S. Department of the Treasury, and repurchase agreements secured by such obligations or cash, which serve as reserves backing USDC stablecoins. While USDC is designed to maintain a stable value at 1 U.S. dollar at all times, on March 10, 2023, the value of USDC fell below $1.00 (and remained below for multiple days) after Circle Internet Financial disclosed that $3.3 billion of the USDC reserves were held at Silicon Valley Bank, which had entered FDIC receivership earlier that day. Popular stablecoins are reliant on the U.S. banking system and U.S. treasuries, and the failure of either to function normally could impede the function of stablecoins or lead to outsized redemption requests, and therefore could adversely affect the value of the Shares.

Given the role that stablecoins play in global digital asset markets, their fundamental liquidity can have a dramatic impact on the broader digital asset market, including the market for LINK. Because a large portion of the digital asset market still depends on stablecoins such as Tether and USDC, there is a risk that a disorderly de-pegging or a run on Tether or USDC could lead to dramatic market volatility in, and/or materially and adversely affect the prices of, digital assets more broadly.

Volatility in stablecoins, operational issues with stablecoins (for example, technical issues that prevent settlement), concerns about the sufficiency of any reserves that support stablecoins, or regulatory concerns about stablecoin issuers or intermediaries that support stablecoins, could impact individuals’ willingness to trade on trading venues that rely on stablecoins and could impact the price of LINK, and in turn, an investment in the Shares. In addition, recent federal legislation establishing a regulatory framework for fully reserved payment stablecoins, such as the GENIUS Act, may increase the adoption of regulated stablecoins as digital payment instruments, which could reduce the use of LINK for transactional purposes and thereby adversely affect the price of LINK and the value of the Shares.

The price of LINK may become closely correlated with other asset classes.

Returns from investing in LINK have at times diverged from and/or have not been correlated with those associated with other asset classes, but there can be no assurance that there will be any such divergence, either generally or with respect to any particular asset class, or that price movements will not be correlated. In addition, there is no assurance that LINK will maintain its value in the long, intermediate, short, or any other term. In the event that the price of LINK declines, the value of the Shares is likely to decline proportionately.

Risk Factors Related to the Trust and the Shares

The Trust relies on third-party service providers to perform certain functions essential to the affairs of the Trust and the replacement of such service providers could pose challenges to the safekeeping of the Trust’s LINK and to the operations of the Trust.

The Trust relies on the Custodial Entities, the Authorized Participants and other third-party service providers to perform certain functions essential to managing the affairs of the Trust. In addition, Liquidity Providers are relied upon to facilitate the purchase and sale of LINK in connection with creations and redemptions of Shares in cash (“Cash Orders”), and the Transfer Agent and Grayscale Investments Sponsors, LLC (in such capacity, the “Liquidity Engager”), are relied upon to facilitate such Cash Orders. Any disruptions to a service provider’s business operations, resulting from business failures, financial instability, security failures, government mandated regulation or operational problems, could have an adverse impact on the Trust’s ability to access critical services and be disruptive to the operations of the Trust and require the Sponsor or the Liquidity Engager, as the case may be, to replace such service provider. Moreover, the Sponsor could decide to replace a service provider to the Trust, or the Liquidity Engager may decide to replace a Liquidity Provider, for other reasons.

If the Sponsor decides, or is required, to replace Coinbase Custody Trust Company, LLC as the custodian of the Trust’s LINK, or Coinbase, Inc. as the prime broker controlling and securing the Trust’s Settlement Balance, transfer of the respective maintenance responsibilities of the Vault Balance or the Settlement Balance to another party or parties will likely be complex and could subject the Trust’s LINK to the risk of loss during the transfer, which could have a negative impact on the performance of the Shares or result in loss of the Trust’s assets.

Moreover, the legal rights of customers with respect to digital assets held on their behalf by a third-party custodian, such as the Custodial Entities, in insolvency proceedings are currently uncertain. The Prime Broker Agreement contains an agreement by the parties to treat the digital assets credited to the Trust’s Vault Balance and Settlement Balance as financial assets under Article 8 in addition to stating that the Custodian will serve as fiduciary and custodian on the Trust’s behalf with respect to the Trust’s LINK held in the Vault Balance, and that any LINK credited to the Settlement Balance will be treated as custodial assets.

The Custodial Entities’ parent, Coinbase Global, has also stated in its public securities filings that in light of the inclusion of provisions relating to Article 8 in its custody and prime broker client agreements, it believes that a court would not treat custodied digital assets as part of its general estate in the event the Custodial Entities were to experience insolvency. However, due to the novelty of digital asset custodial arrangements courts have not yet considered this type of treatment for custodied digital assets and it is not possible to predict with certainty how they would rule in such a scenario. Moreover, the Custodian and the Prime Broker are potentially subject to different insolvency regimes and there is no assurance that the digital assets credited to the Trust’s Settlement Balance would be treated similarly to those credited to the Trust’s Vault Balance in an insolvency, notwithstanding the rights and obligations conferred under the Prime Broker Agreement or Coinbase Global’s views regarding the treatment of such assets under Article 8. In the event that the Custodian or the Prime Broker and/or Coinbase Global became subject to insolvency proceedings and a court were to rule that the custodied digital assets were part of the Custodian’s, the Prime Broker’s and/or Coinbase Global’s general estate and not the property of the Trust, then the Trust would be treated as a general unsecured creditor in such insolvency proceedings and the Trust would be subject to the loss of all or a significant portion of its assets.

In addition, the Custodian is a fiduciary under § 100 of the New York Banking Law and a qualified custodian for purposes of Rule 206(4)-2(d)(6) under the Investment Advisers Act and is licensed to custody the Trust’s LINK in trust on the Trust’s behalf. However, the SEC previously released proposed amendments in February 2023 to Rule 206(4)-2 that, if enacted as proposed, would amend the definition of a “qualified custodian” under Rule 206(4)-2(d)(6). Executive officers of the Custodian’s parent company have made public statements indicating that the Custodian would remain a qualified custodian under the proposed SEC rule, if enacted as proposed. In June 2025, however, the SEC formally withdrew that proposed rulemaking and stated that it does not intend to issue final rules based on the proposal. However, there can be no assurance that the Custodian would continue to qualify as a “qualified custodian” under a final rule that may be proposed or adopted by the SEC in the future.

To the extent that the Sponsor is not able to find a suitable party willing to serve as custodian, the Sponsor may be required to terminate the Trust and liquidate the Trust’s LINK. In addition, to the extent that the Sponsor finds a suitable party and must enter into a modified or separate custody agreement that is less favorable for the Trust or Sponsor and/or transfer the Trust’s assets in a relatively short time period, the safekeeping of the Trust’s LINK may be adversely affected, which may in turn adversely affect the value of the Shares. Likewise, if the Sponsor is required to replace any other service provider, they may not be able to find a party willing to serve in such capacity in a timely manner or at all. If the Sponsor decides, or is required, to replace an Authorized Participant and/or if the Liquidity Engager decides, or is required, to replace a Liquidity Provider, this could negatively impact the Trust’s ability to create new Shares, which would impact the Shares’ liquidity and could have a negative impact on the value of the Shares.

The liquidity of the Shares may be affected if Authorized Participants cease to perform their obligations under the Participant Agreements or the Liquidity Engager is unable to engage Liquidity Providers.

In the event that one or more Authorized Participants having substantial interests in Shares or otherwise responsible for a significant portion of the Shares’ daily trading volume on NYSE Arca terminates its Participant Agreement, the liquidity of the Shares would likely decrease, which could adversely affect the value of the Shares. In addition, if the Liquidity Engager is unable to engage one or more Liquidity Providers to obtain or receive LINK in connection with Cash Orders, the Trust may have difficulty maintaining the participation of certain Authorized Participants or engaging additional Authorized Participants. Under such circumstances, the liquidity of the Shares would likely decrease, which could adversely affect the value of the Shares.

The Shares may trade at a price that is at, above or below the Trust’s NAV per Share as a result of the non-concurrent trading hours between NYSE Arca and the Digital Asset Trading Platform Market.

The Trust’s NAV per Share will fluctuate with changes in the market value of LINK, and the Sponsor expects the trading price of the Shares to fluctuate in accordance with changes in the Trust’s NAV per Share, as well as market supply and demand. However, the Shares may trade on NYSE Arca at a price that is at, above or below the Trust’s NAV per Share for a variety of reasons. For example, NYSE Arca is open for trading in the Shares for a limited period each day, but the Digital Asset Trading Platform Market is a 24-hour marketplace. During periods when NYSE Arca is closed but Digital Asset Trading Platforms are open, significant changes in the price of LINK on the Digital Asset Trading Platform Market could result in a difference in performance between the value of LINK as measured by the Index and the most recent NAV per Share or closing trading price. For example, if the price of LINK on the Digital Asset Trading Platform Market, and the value of LINK as measured by the Index, move significantly in a negative direction after the close of NYSE Arca, the trading price of the Shares may “gap” down to the full extent of such negative price shift when NYSE Arca reopens. If the price of LINK on the Digital Asset Trading Platform Market drops significantly during hours NYSE Arca is closed, shareholders may not be able to sell their Shares until after the “gap” down has been fully realized, resulting in an inability to mitigate losses in a negative market. Even during periods when NYSE Arca is open, large Digital Asset Trading Platforms (or a substantial number of smaller Digital Asset Trading Platforms) may be lightly traded or closed for any number of reasons, which could increase trading spreads and widen any premium or discount on the Shares.

Any suspension or other unavailability of the Trust’s redemption program may cause the Shares to trade at a discount to the NAV per Share.

Prior to their uplisting to NYSE Arca, the Shares traded on OTCQX at both premiums and discounts to the NAV per Share, which at times were substantial. The Sponsor believes that the trading price of the Shares has diverged from the NAV per Share in the past due, in part, to the holding period under Rule 144 for Shares purchased in the private placement and the lack of an ongoing redemption program, as a result of which Authorized Participants had been unable to take advantage of arbitrage opportunities when the market value of the Shares deviated from the NAV per Share. Although the Sponsor has commenced the Trust’s redemption program in conjunction with the listing of the Shares on NYSE Arca, as a result of which Authorized Participants have been able to take advantage of arbitrage opportunities when the market value of the Shares deviated from the NAV per Share to reduce premiums or discounts to NAV per Share, there can be no assurance that the Trust’s redemption program will not be suspended or become unavailable in the future. In addition, if the Sponsor decides to limit Cash Orders at a time when the Shares are trading at a premium or a discount to the NAV per Share, and In-Kind Orders are not broadly available or are not being utilized by a sufficient number of Authorized Participants, the arbitrage mechanism may fail to effectively function, which could impact the Shares’ liquidity and/or cause the Shares to trade at premiums and discounts to the NAV per Share, and otherwise have a negative impact on the value of the Shares.

Shareholders may suffer a loss on their investment if the Shares trade above or below the Trust’s NAV per Share.

Historically, the Shares have traded at both premiums and discounts to the NAV per Share, which at times have been substantial. If the Shares trade on NYSE Arca in the future at a premium, investors who purchase Shares on NYSE Arca will pay more for their Shares than investors who purchase Shares directly from Authorized Participants. In contrast, if the Shares trade on NYSE Arca in the future at a discount, investors who purchase Shares directly from Authorized Participants will pay more for their Shares than investors who purchase Shares on NYSE Arca. The premium or discount at which the Shares have traded has fluctuated over time. From May 16, 2022 to December 1, 2025, the maximum premium of the closing price of the Shares quoted on OTCQX over the value of the Trust’s NAV per Share was 827%, the average premium was 216%, the maximum discount of the closing price of the Shares quoted on OTCQX below the value of the Trust’s NAV per Share was 8%, and the average discount was 6%. The closing price of the Shares, as quoted on OTCQX at 4:00 p.m., New York time, on each business day between May 16, 2022 and December 1, 2025, has been quoted at a discount on 3 days.

From December 2, 2025, the Uplisting Date, to December 31, 2025, the maximum premium of the closing price of the Shares listed on NYSE Arca over the value of the Trust’s NAV per Share was 0.4%, the average premium was 0.1%, the maximum discount of the closing price of the Shares listed on NYSE Arca below the value of the Trust’s NAV per Share was 0.5%, and the average discount was 0.1%. As of December 31, 2025, the Trust’s Shares were listed on NYSE Arca at a premium of 0.2% to the Trust’s NAV per Share. As a result, shareholders who purchase Shares on NYSE Arca at a premium may suffer a loss on their investment if they sell their Shares at a time when the premium has decreased from the premium at which they purchased the Shares even if the NAV per Share remains the same. Likewise, shareholders that purchase Shares directly from the Trust may suffer a loss on their investment if they sell their Shares at a time when the Shares are trading at a discount on NYSE Arca. Furthermore, shareholders may suffer a loss on their investment even if the NAV per Share increases because the decrease in any premium or increase in any discount may offset any increase in the NAV per Share

The amount of the Trust’s assets represented by each Share will decline over time as the Trust pays the Sponsor’s Fee and Additional Trust Expenses, and as a result, the value of the Shares may decrease over time.

The Sponsor’s Fee accrues daily in U.S. dollars at an annual rate based on the NAV Fee Basis Amount, which is based on the NAV of the Trust, and is paid to the Sponsor in LINK. See “Item 1. Business—Valuation of LINK and Determination of NAV—Disposition of LINK” As a result, the amount of Trust’s assets represented by each Share declines as the Trust pays the Sponsor’s Fee (or sells LINK in order to raise cash to pay any Additional Trust Expenses), which may cause the Shares to decrease in value over time or dampen any increase in value.

The value of the Shares may be influenced by a variety of factors unrelated to the value of LINK.

The value of the Shares may be influenced by a variety of factors unrelated to the price of LINK and the Digital Asset Trading Platforms included in the Index that may have an adverse effect on the value of the Shares. These factors include the following factors:

•
Unanticipated problems or issues with respect to the mechanics of the Trust’s operations and the trading of the Shares may arise, in particular due to the fact that the mechanisms and procedures governing the creation and offering of the Shares and storage of LINK are relatively novel;
•
The Trust could experience difficulties in operating and maintaining its technical infrastructure, including in connection with expansions or updates to such infrastructure, which are likely to be complex and could lead to unanticipated delays, unforeseen expenses and security vulnerabilities;
•
The Trust could experience unforeseen issues relating to the performance and effectiveness of the security procedures used to protect the Vault Balance, or the security procedures may not protect against all errors, software flaws or other vulnerabilities in the Trust’s technical infrastructure, which could result in theft, loss or damage of its assets; or

•
Although the Chainlink Network does not have any privacy enhancing features at this time, if any such features are introduced to the Chainlink Network in the future, service providers may decide to terminate their relationships with the Trust due to concerns that the introduction of privacy enhancing features to the Chainlink Network may increase the potential for LINK to be used to facilitate crime, exposing such service providers to potential reputational harm.

Any of these factors could affect the value of the Shares, either directly or indirectly through their effect on the Trust’s assets.

Shareholders do not have the protections associated with ownership of shares in an investment company registered under the Investment Company Act or the protections afforded by the CEA.

The Investment Company Act is designed to protect investors by preventing insiders from managing investment companies to their benefit and to the detriment of public investors, such as: the issuance of securities having inequitable or discriminatory provisions; the management of investment companies by irresponsible persons; the use of unsound or misleading methods of computing earnings and asset value; changes in the character of investment companies without the consent of investors; and investment companies from engaging in excessive leveraging. To accomplish these ends, the Investment Company Act requires the safekeeping and proper valuation of fund assets, restricts greatly transactions with affiliates, limits leveraging, and imposes governance requirements as a check on fund management.

The Trust is not a registered investment company under the Investment Company Act, and the Sponsor believes that the Trust is not required to register under such act. Consequently, shareholders do not have the regulatory protections provided to investors in investment companies.

The Trust will not hold or trade in commodity interests regulated by the CEA, as administered by the CFTC. Furthermore, the Sponsor believes that the Trust is not a commodity pool for purposes of the CEA, and that neither the Sponsor nor the Trustee is subject to regulation by the CFTC as a commodity pool operator or a commodity trading adviser in connection with the operation of the Trust. Consequently, shareholders will not have the regulatory protections provided to investors in CEA-regulated instruments or commodity pools.

There is no guarantee that an active trading market for the Shares will continue to develop.

The Shares are trading on NYSE Arca, and an active trading market for the Shares has developed. However, there can be no assurance that such trading market will be maintained or continue to develop on NYSE Arca. In addition, NYSE Arca can halt the trading of the Shares for a variety of reasons. To the extent that NYSE Arca halts trading in the Shares, whether on a temporary or permanent basis, investors may not be able to buy or sell Shares, which could adversely affect the value of the Shares. If an active trading market for the Shares does not continue to exist, the market prices and liquidity of the Shares may be adversely affected.

As the Sponsor and its management have limited history of operating investment vehicles like the Trust, their experience may be inadequate or unsuitable to manage the Trust.

The past performances of the Sponsor’s management in other investment vehicles, including their experiences in the digital asset and venture capital industries, are no indication of their ability to manage an investment vehicle such as the Trust. If the experience of the Sponsor and its management is inadequate or unsuitable to manage an investment vehicle such as the Trust, the operations of the Trust may be adversely affected.

Furthermore, the Sponsor is currently engaged in the management of other investment vehicles which could divert their attention and resources. If the Sponsor were to experience difficulties in the management of such other investment vehicles that damaged the Sponsor or its reputation, it could have an adverse impact on the Sponsor’s ability to continue to serve as Sponsor for the Trust.

Security threats to the Trust’s Vault Balance or Settlement Balance could result in the halting of Trust operations, including the creation and redemption of Baskets, and a loss of Trust assets or damage to the reputation of the Trust, each of which could result in a reduction in the value of the Shares.

Security breaches, computer malware and computer hacking attacks have been a prevalent concern in relation to digital assets. The Sponsor believes that the Trust’s LINK held in the Vault Balance, as well as the Trust’s LINK held temporarily in the Settlement Balance, will be an appealing target to hackers or malware distributors seeking to destroy, damage or steal the Trust’s LINK and will only become more appealing as the Trust’s assets grow. To the extent that the Trust, the Sponsor or the Custodial Entities are unable to identify and mitigate or stop new security threats or otherwise adapt to technological changes in the digital asset industry, the Trust’s LINK may be subject to theft, loss, destruction or other attack.

The Sponsor believes that the security procedures in place for the Trust, including, but not limited to, offline storage, or “cold storage”, for a substantial portion of the Trust’s LINK, multiple encrypted private key “shards”, usernames, passwords and 2-step verification, are reasonably designed to safeguard the Trust’s LINK. Nevertheless, the security procedures cannot guarantee the prevention of any loss due to a security breach, software defect or act of God that may be borne by the Trust. Additionally, because a portion of the Trust’s LINK from time to time will be held in hot storage, such LINK will be more vulnerable to a potential hack or other cyberattack that could lead to a loss of Trust assets.

The security procedures and operational infrastructure may be breached due to the actions of outside parties, error or malfeasance of an employee of the Sponsor, a Custodial Entity, or otherwise, and, as a result, an unauthorized party may obtain access to an Account, the relevant private keys (and therefore LINK) or other data of the Trust. Additionally, outside parties may attempt to fraudulently induce employees of the Sponsor or a Custodial Entity to disclose sensitive information in order to gain access to the Trust’s infrastructure. As the techniques used to obtain unauthorized access, disable or degrade service, or sabotage systems change frequently, or may be designed to remain dormant until a predetermined event and often are not recognized until launched against a target, the Sponsor and the Custodial Entities may be unable to anticipate these techniques or implement adequate preventative measures. Moreover, the Custodial Entities will not be liable for any claims or losses arising out of or relating to the acts and/or omissions of any unauthorized third parties, except to the extent such losses are caused by a Custodial Entity’s negligence, fraud or willful misconduct.

An actual or perceived breach of the accounts associated with the Trust’s Vault Balance and Settlement Balance (the “Accounts”) could harm the Trust’s operations, result in loss of the Trust’s assets, damage the Trust’s reputation and negatively affect the market perception of the effectiveness of the Trust, all of which could in turn reduce demand for the Shares, resulting in a reduction in the value of the Shares. The Trust may also cease operations, the occurrence of which could similarly result in a reduction in the value of the Shares.

LINK transactions are irreversible and stolen or incorrectly transferred LINK may be irretrievable. As a result, any incorrectly executed LINK transactions could adversely affect the value of the Shares.

LINK transactions are typically not reversible without the consent and active participation of the recipient of the transaction. Once a transaction has been verified and recorded in a block that is added to the Blockchain, an incorrect transfer or theft of LINK generally will not be reversible and the Trust may not be capable of seeking compensation for any such transfer or theft. Although the Trust’s transfers of LINK will regularly be made to or from the Vault Balance, it is possible that, through computer or human error, or through theft or criminal action, the Trust’s LINK could be transferred from the Trust’s Vault Balance in incorrect amounts or to unauthorized third parties, or to uncontrolled accounts.

Such events have occurred in connection with digital assets in the past. To the extent that the Trust is unable to seek a corrective transaction with such third party or is incapable of identifying the third party which has received the Trust’s LINK through error or theft, the Trust will be unable to revert or otherwise recover incorrectly transferred LINK. The Trust will also be unable to convert or recover its LINK transferred to uncontrolled accounts. To the extent that the Trust is unable to seek redress for such error or theft, such loss could adversely affect the value of the Shares.

The lack of full insurance and shareholders’ limited rights of legal recourse against the Trust, Trustee, Sponsor, Transfer Agent and Custodial Entities expose the Trust and its shareholders to the risk of loss of the Trust’s LINK for which no person or entity is liable.

The Trust is not a banking institution or otherwise a member of the FDIC or Securities Investor Protection Corporation (“SIPC”) and, therefore, deposits held with or assets held by the Trust are not subject to the protections enjoyed by depositors with FDIC or SIPC member institutions. In addition, neither the Trust nor the Sponsor insure the Trust’s LINK.

While the Custodian is required under the Prime Broker Agreement to maintain insurance coverage that is commercially reasonable for the custodial services it provides, and the Custodial Entities have advised the Sponsor that they maintain insurance coverage at commercially reasonable amounts for the digital assets custodied on behalf of clients, including the Trust’s LINK, resulting from theft, shareholders cannot be assured that the Custodian or the Prime Broker will maintain adequate insurance or that such coverage will cover losses with respect to the Trust’s LINK. Moreover, while the Custodian maintains certain capital reserve requirements depending on the assets under custody and to the extent required by applicable law, and such capital reserves may provide additional means to cover client asset losses, the Sponsor does not know the amount of such capital reserves, and neither the Trust nor the Sponsor have access to such information. The Trust cannot be assured that the Custodial Entities will maintain capital reserves sufficient to cover losses with respect to the Trust’s digital assets. Furthermore, Coinbase has represented in securities filings that the total value of crypto assets in its possession and control is significantly greater than the total value of insurance coverage that would compensate Coinbase in the event of theft or other loss of funds.

Furthermore, the Custodial Entities’ aggregate maximum liability with respect to breach of their obligations under the Prime Broker Agreement will not exceed the greater of: (i) the value of the LINK or cash involved in the event, including but not limited to transaction(s) or deliveries(s), giving rise to such liability at the time of the event giving rise to such liability; (ii) the aggregate amount of fees paid by the Trust to the Custodial Entities in respect of the Custodial and Prime Broker Services in the 12-month period prior to the event giving rise to such liability; or (iii) five million U.S. dollars. The Custodian’s total liability under the Prime Broker Agreement will not exceed the greater of: (i) the aggregate amount of fees paid by the Trust to the Custodian in respect of the custodial services in the 12-month period prior to the event giving rise to such liability; or (ii) the value of the LINK on deposit in the Vault Balance at the time of the events giving rise to the liability occurred, the value of which will be determined in accordance with the Prime Broker Agreement.

In addition, the Custodian’s maximum liability in respect of each cold storage address that holds LINK is limited to the “Cold Storage Threshold” of $100 million. The Sponsor monitors the value of LINK deposited in cold storage addresses for whether the Cold Storage Threshold has been met by determining the U.S. dollar value of LINK deposited in each cold storage address on business days. Although the Cold Storage Threshold has never been met for a given cold storage address, to the extent it is met the Trust would not have a claim against the Custodian with respect to the digital assets held in such address to the extent the value exceeds the Cold Storage Threshold. The Custodial Entities and the Trust are not liable to each other for any special, incidental, indirect, punitive, or consequential damages, whether or not the other party had been advised of such losses or knew or should have known of the possibility of such damages.

The shareholders’ recourse against the Sponsor and the Trust’s other service providers for the services they provide to the Trust, including those relating to the provision of instructions relating to the movement of LINK, is limited. Consequently, a loss may be suffered with respect to the Trust’s LINK that is not covered by insurance and for which no person is liable in damages. As a result, the recourse of the Trust or the shareholders, under New York law, is limited.

The Trust may be required, or the Sponsor may deem it appropriate, to terminate and liquidate at a time that is disadvantageous to shareholders.

Pursuant to the terms of the Trust Agreement, the Trust is required to dissolve under certain circumstances. In addition, the Sponsor may, in its sole discretion, dissolve the Trust for a number of reasons, including if the Sponsor determines, in its sole discretion, that it is desirable or advisable for any reason to discontinue the affairs of the Trust. For example, the Sponsor expects that it may be advisable to discontinue the affairs of the Trust if a federal court upholds an allegation that LINK is a security under the federal securities laws, among other reasons. See “Item 1. Business—Description of the Trust Agreement—Termination of the Trust.”

If the Trust is required to terminate and liquidate, or the Sponsor determines in accordance with the terms of the Trust Agreement that it is appropriate to terminate and liquidate the Trust, such termination and liquidation could occur at a time that is disadvantageous to shareholders, such as when the Actual Exchange Rate of LINK is lower than the Index Price was at the time when shareholders purchased their Shares. In such a case, when the Trust’s LINK are sold as part of its liquidation, the resulting proceeds distributed to shareholders will be less than if the Actual Exchange Rate were higher at the time of sale. See “Item 1. Business—Description of the Trust Agreement—Termination of the Trust” for more information about the termination of the Trust, including when the termination of the Trust may be triggered by events outside the direct control of the Sponsor, the Trustee or the shareholders.

The Trust Agreement includes provisions that limit shareholders’ voting rights and restrict shareholders’ right to bring a derivative action.

Under the Trust Agreement, shareholders have limited voting rights and the Trust will not have regular shareholder meetings. Shareholders take no part in the management or control of the Trust. Accordingly, shareholders do not have the right to authorize actions, appoint service providers or take other actions as may be taken by shareholders of other trusts or companies where shares carry such rights. The shareholders’ limited voting rights give almost all control under the Trust Agreement to the Sponsor and the Trustee. The Sponsor may take actions in the operation of the Trust that may be adverse to the interests of shareholders and may adversely affect the value of the Shares.

Moreover, pursuant to the terms of the Trust Agreement, shareholders’ statutory right under Delaware law to bring a derivative action (i.e., to initiate a lawsuit in the name of the Trust in order to assert a claim belonging to the Trust against a fiduciary of the Trust or against a third party when the Trust’s management has refused to do so) is restricted. Under Delaware law, a shareholder may bring a derivative action if the shareholder is a shareholder at the time the action is brought and either (i) was a shareholder at the time of the transaction at issue or (ii) acquired the status of shareholder by operation of law or the Trust’s governing instrument from a person who was a shareholder at the time of the transaction at issue. Additionally, Section 3816(e) of the Delaware Statutory Trust Act specifically provides that a “beneficial owner’s right to bring a derivative action may be subject to such additional standards and restrictions, if any, as are set forth in the governing instrument of the statutory trust, including, without limitation, the requirement that beneficial owners owning a specified beneficial interest in the statutory trust join in the bringing of the derivative action.” In addition to the requirements of applicable law and in accordance with Section 3816(e), the Trust Agreement provides that no shareholder will have the right, power or authority to bring or maintain a derivative action, suit or other proceeding on behalf of the Trust unless two or more shareholders who (i) are not “Affiliates” (as defined in the Trust Agreement and below) of one another and (ii) collectively hold at least 10.0% of the outstanding Shares join in the bringing or maintaining of such action, suit or other proceeding. This provision applies to any derivative actions brought in the name of the Trust other than claims under the federal securities laws and the rules and regulations thereunder.

Due to this additional requirement, a shareholder attempting to bring or maintain a derivative action in the name of the Trust will be required to locate other shareholders with which it is not affiliated and that have sufficient Shares to meet the 10.0% threshold based on the number of Shares outstanding on the date the claim is brought and thereafter throughout the duration of the action, suit or proceeding. This may be difficult and may result in increased costs to a shareholder attempting to seek redress in the name of the Trust in court. Moreover, if shareholders bringing a derivative action, suit or proceeding pursuant to this provision of the Trust Agreement do not hold 10.0% of the outstanding Shares on the date such an action, suit or proceeding is brought, or such shareholders are unable to maintain Share ownership meeting the 10.0% threshold throughout the duration of the action, suit or proceeding, such shareholders’ derivative action may be subject to dismissal. As a result, the Trust Agreement limits the likelihood that a shareholder will be able to successfully assert a derivative action in the name of the Trust, even if such shareholder believes that he or she has a valid derivative action, suit or other proceeding to bring on behalf of the Trust. See “Item 1. Business—Description of the Trust Agreement—The Sponsor—Fiduciary and Regulatory Duties of the Sponsor” for more detail.

The Sponsor is solely responsible for determining the value of the NAV and NAV per Share and any errors, discontinuance or changes in such valuation calculations may have an adverse effect on the value of the Shares.

The Sponsor will determine the Trust’s NAV and NAV per Share on a daily basis as soon as practicable after 4:00 p.m., New York time, on each business day. The Sponsor’s determination is made utilizing data from the operations of the Trust and the Index Price, calculated at 4:00 p.m., New York time, on such day. If the Sponsor determines in good faith that the Index does not reflect an accurate LINK price, then the Sponsor will employ an alternative method to determine the Index Price under the cascading set of rules set forth in “Item 1. Business—Overview of the Chainlink Industry and Market—LINK Value—The Index and the Index Price—Determination of the Index Price When Index Price is Unavailable.” In the context of applying such rules, the Sponsor may determine in good faith that the alternative method applied does not reflect an accurate LINK price and apply the next alternative method under the cascading set of rules. If the Sponsor determines after employing all of the alternative methods that the Index Price does not reflect an accurate LINK price, the Sponsor will use its best judgment to determine a good faith estimate of the Index Price.

There are no predefined criteria to make a good faith assessment in these scenarios and such decisions will be made by the Sponsor in its sole discretion. The Sponsor may calculate the Index Price in a manner that ultimately inaccurately reflects the price of LINK. To the extent that the NAV, NAV per Share or the Index Price are incorrectly calculated, the Sponsor may not be liable for any error and such misreporting of valuation data could adversely affect the value of the Shares and investors could suffer a substantial loss on their investment in the Trust. Moreover, the terms of the Trust Agreement do not prohibit the Sponsor from changing the Index Price used to calculate the NAV and NAV per Share of the Trust. Any such change in the Index Price could affect the value of the Shares and investors could suffer a substantial loss on their investment in the Trust.

Extraordinary expenses resulting from unanticipated events may become payable by the Trust, adversely affecting the value of the Shares.

In consideration for the Sponsor’s Fee, the Sponsor has contractually assumed all ordinary-course operational and periodic expenses of the Trust. See “Item 1. Business—Expenses; Sales of LINK.” Extraordinary expenses incurred by the Trust, such as taxes and governmental charges; expenses and costs of any extraordinary services performed by the Sponsor (or any other service provider) on behalf of the Trust to protect the Trust or the interests of shareholders; or extraordinary legal fees and expenses are not assumed by the Sponsor and are borne by the Trust. The Sponsor will cause the Trust to either (i) sell LINK held by the Trust or (ii) deliver LINK in kind to the Sponsor to pay Trust expenses not assumed by the Sponsor on an as-needed basis. Accordingly, the Trust may be required to sell or otherwise dispose of LINK at a time when the trading prices for those assets are depressed.

The sale or other disposition of assets of the Trust in order to pay extraordinary expenses could have a negative impact on the value of the Shares for several reasons. These include the following factors:

•
The Trust is not actively managed and no attempt will be made to protect against or to take advantage of fluctuations in the prices of LINK. Consequently, if the Trust incurs expenses in U.S. dollars, the Trust’s LINK may be sold at a time when the values of the disposed assets are low, resulting in a negative impact on the value of the Shares.
•
Because the Trust does not generate any income, every time that the Trust pays expenses, it will deliver LINK to the Sponsor or sell LINK. Any sales of the Trust’s assets in connection with the payment of expenses will decrease the amount of the Trust’s assets represented by each Share each time its assets are sold or transferred to the Sponsor.
•
Assuming that the Trust is a grantor trust for U.S. federal income tax purposes, each delivery or sale of LINK by the Trust to pay the Sponsor’s Fee and/or Additional Trust Expenses will be a taxable event to beneficial owners of Shares. Thus, the Trust’s payment of expenses could result in beneficial owners of Shares incurring tax liability without an associated distribution from the Trust. Any such tax liability could adversely affect an investment in the Shares. See “Item 1. Business—Material U.S. Federal Income Tax Consequences.”

The Trust’s delivery or sale of LINK to pay expenses or other operations of the Trust could result in shareholders’ incurring tax liability without an associated distribution from the Trust.

Assuming that the Trust is treated as a grantor trust for U.S. federal income tax purposes, each delivery of LINK by the Trust to pay the Sponsor’s Fee or other expenses and each sale of LINK by the Trust to pay Additional Trust Expenses will be a taxable event to beneficial owners of Shares. Thus, the Trust’s payment of expenses could result in beneficial owners of Shares incurring tax liability without an associated distribution from the Trust. Any such tax liability could adversely affect an investment in the Shares. See “Item 1. Business—Material U.S. Federal Income Tax Consequences.”

The value of the Shares will be adversely affected if the Trust is required to indemnify the Sponsor, the Trustee, the Transfer Agent or the Custodian under the Trust Documents.

Under the Trust Documents, each of the Sponsor, the Trustee, the Transfer Agent and the Custodian has a right to be indemnified by the Trust for certain liabilities or expenses that it incurs without gross negligence, bad faith or willful misconduct on its part. Therefore, the Sponsor, Trustee, Transfer Agent or the Custodian may require that the assets of the Trust be sold in order to cover losses or liability suffered by it. Any sale of that kind would reduce the NAV of the Trust and the value of the Shares.

Intellectual property rights claims may adversely affect the Trust and the value of the Shares.

The Sponsor is not aware of any intellectual property rights claims that may prevent the Trust from operating and holding LINK. However, third parties may assert intellectual property rights claims relating to the operation of the Trust and the mechanics instituted for the investment in, holding of and transfer of LINK. Regardless of the merit of an intellectual property or other legal action, any legal expenses to defend or payments to settle such claims would be extraordinary expenses that would be borne by the Trust through the sale or transfer of its LINK. Additionally, a meritorious intellectual property rights claim could prevent the Trust from operating and force the Sponsor to terminate the Trust and liquidate its LINK. As a result, an intellectual property rights claim against the Trust could adversely affect the value of the Shares.

Pandemics, epidemics and other natural and man-made disasters could negatively impact the value of the Trust’s holdings and/or significantly disrupt its affairs.

Pandemics, epidemics and other natural and man-made disasters could negatively impact demand for digital assets, including LINK, and disrupt the operations of many businesses, including the businesses of the Trust’s service providers. For example, the COVID-19 pandemic had serious adverse effects on the economies and financial markets of many countries, resulting in increased volatility and uncertainty in economies and financial markets of many countries and in the Digital Asset Markets. Moreover, governmental authorities and regulators throughout the world have in the past responded to major economic disruptions, including as a result of the COVID-19 pandemic, with a variety of fiscal and monetary policy changes, such as quantitative easing, new monetary programs and lower interest rates. An unexpected or quick reversal of any such policies, or the ineffectiveness of such policies, could increase volatility in economies and financial market generally, and could specifically increase volatility in the Digital Asset Markets, which could adversely affect the value of LINK and the value of the Shares.

In addition, pandemics, epidemics and other natural and man-made disasters could disrupt the operations of many businesses. For example, in response to the COVID-19 pandemic, many governments imposed travel restrictions and prolonged, closed international borders and enhanced health screenings at ports of entry and elsewhere, which disrupted businesses around the world. While the Sponsor and the Trust were not materially impacted by these events, any disruptions to the Sponsor’s, the Trust’s or the Trust’s service providers’ business operations resulting from business restrictions, quarantines or restrictions on the ability of personnel to perform their jobs as a result of any future pandemic, epidemic or other disaster could have an adverse impact on the Trust’s ability to access critical services and could be disruptive to the affairs of the Trust.

The limited ability to facilitate in-kind creations and redemptions of Shares could have adverse consequences for the Trust.

Authorized Participants must be registered broker-dealers. Registered broker-dealers are subject to various requirements of the federal securities laws and rules, including financial responsibility rules such as the customer protection rule, the net capital rule and record keeping requirements. Although the SEC recently approved orders to permit in-kind creations and redemptions by authorized participants for certain spot digital asset ETP shares there has yet to be definitive regulatory guidance on the specific details of how registered broker-dealers, can comply with SEC rules with respect to transacting in or holding spot LINK. In particular, registered broker-dealers participating in the in-kind creation or redemption of Shares for LINK will need to ensure that they can demonstrate compliance with applicable financial responsibility rules. While compliance with such requirements would be the broker-dealer’s responsibility, a national securities exchange is required to enforce compliance by its member broker-dealers with applicable federal securities law and rules. Only certain Authorized Participants, at present, have the ability to also, through their affiliates, support in-kind creation and redemption activity pursuant to the terms of their participant agreements with the Trust. As of the date of the filing of this Annual Report, Jane Street Capital, LLC and Virtu Americas LLC have executed an agreement providing them with the ability to conduct creations and redemptions in-kind for LINK in addition to conducting creations and redemptions for cash. The Sponsor may engage additional Authorized Participants who are unaffiliated with the Trust in the future, and such Authorized Participants may be able to conduct creations and redemptions in-kind, in cash, or both.

Even with the approval of in-kind creations and redemptions, the Trust’s limited ability to facilitate in-kind creations and redemptions could result in the exchange-traded product arbitrage mechanism failing to function as efficiently as it otherwise would, leading to the potential for the Shares to trade at premiums or discounts to the NAV per Share, and such premiums or discounts could be substantial. Furthermore, if Cash Orders are unavailable, either due to the Sponsor’s decision to reject or suspend such orders or otherwise, Authorized Participants may be limited in their ability to redeem or create Shares, in which case the arbitrage mechanism may not function as efficiently. This could result in impaired liquidity for the Shares, wider bid/ask spreads in secondary trading of the Shares and greater costs to investors and other market participants. In addition, the Trust’s limited ability to facilitate in-kind creations and redemptions, and resulting reliance on cash creations and redemptions, could cause the Sponsor to halt or suspend the creation of redemption of Shares during times of market volatility or turmoil, among other consequences.

Further, there can be no assurance that additional broker-dealers would be willing to serve as Authorized Participants with respect to the in-kind creation and redemption of Shares. Any of these factors could adversely affect the performance of the Trust and the value of the Shares.

Shareholders will not receive the benefits of any forks or airdrops.

Many of the blockchain networks on which the Chainlink Network operates use open-source protocols, meaning that any user can download the software, modify it and then propose that the users and validators adopt the modification. When a modification is introduced and a substantial majority of users and validators consent to the modification, the change is implemented and the network remains uninterrupted. However, if less than a substantial majority of users and validators consent to the proposed modification, and the modification is not compatible with the software prior to its modification, the consequence would be what is known as a “hard fork”, with one group running the pre-modified software and the other running the modified software. The effect of such a fork would be the existence of two versions of Chainlink running in parallel, yet lacking interchangeability. In addition to forks, a digital asset may become subject to a similar occurrence known as an “airdrop.” In an airdrop, the promoters of a new digital asset announce to holders of another digital asset that such holders will be entitled to claim a certain amount of the new digital asset, generally for free, based on the fact that they hold such other digital asset. Finally, under certain circumstances, holders of LINK may become entitled to claim other digital assets besides LINK on account of their LINK holding. We refer to the right to receive any benefits arising from a fork, airdrop or similar event as an “Incidental Right” and any such virtual currency acquired through an Incidental Right as “IR Virtual Currency.”

With respect to any fork, airdrop or similar event, the Sponsor will cause the Trust to irrevocably abandon the Incidental Rights and any IR Virtual Currency associated with such event. As such, shareholders will not receive the benefits of any forks, and the Trust is not able to participate in any airdrop.

In the event the Sponsor seeks to change the Trust’s policy with respect to Incidental Rights or IR Virtual Currency, an application would need to be filed with the SEC by NYSE Arca seeking approval to amend its listing rules to permit the Trust to distribute the Incidental Rights or IR Virtual Currency in kind to an agent of the shareholders for resale by such agent. However, there can be no assurance as to whether or when the Sponsor would make such a decision, or when NYSE Arca will seek or obtain this approval, if at all.

Even if such regulatory approval is sought and obtained, shareholders may not receive the benefits of any forks, the Trust may not choose, or be able, to participate in an airdrop, and the timing of receiving any benefits from a fork, airdrop or similar event is uncertain. Any inability to recognize the economic benefit of a hard fork or airdrop could adversely affect the value of the Shares.

Coinbase Global serves as the LINK custodian and prime execution agent for several competing exchange-traded
LINK products, which could adversely affect the Trust’s operations and ultimately the value of the Shares

The Prime Broker and Custodian are both affiliates of Coinbase Global. As of the date hereof, Coinbase Global is the largest publicly traded digital asset company in the world by market capitalization and is also the largest digital asset custodian in the world by assets under custody. By virtue of its leading market position and capabilities, and the relatively limited number of institutionally-capable providers of digital asset brokerage and custody services, Coinbase Global serves as the LINK custodian and prime execution agent for several competing exchange-traded LINK products. Therefore, Coinbase Global plays a critical role in supporting the U.S. spot LINK exchange-traded product ecosystem, and its size and market share create the risk that Coinbase Global may fail to properly resource its operations to adequately support all such products that use its services, which could harm the Trust, the shareholders and the value of the Shares. If Coinbase Global were to favor the interests of certain products over others, it could result in inadequate attention or comparatively unfavorable commercial terms to less favored products, which could adversely affect the Trust’s operations and ultimately the value of the Shares.

Certain of the Authorized Participants engaged by the Trust may serve in a similar capacity for competing exchange-traded LINK products, which could adversely affect the arbitrage mechanism, the Trust’s operations, the performance of the Trust and ultimately the value of the Shares.

Certain of the Authorized Participants engaged by the Trust may serve in a similar capacity for competing exchange-traded LINK products. As a result, the Authorized Participants may be unable to adequately support all of the exchange-traded LINK products that use their respective services. This risk may also be exacerbated as a consequence of the price and volatility of LINK, as well as the amount of LINK that is required to create or redeem Shares of the Trust. Moreover, the Authorized Participants may choose to facilitate creations and redemptions for competing products rather than for the Trust, including as a result of, among other things, how effectively the arbitrage mechanism of the Trust functions, the liquidity for the Shares, the bid/ask spreads in secondary trading of the Shares and the costs associated with creating and redeeming Shares of the Trust, in each case relative to competing products. In addition, given the relatively limited number of market participants that could serve as Authorized Participants of the Trust, the Trust may not be able to engage other providers to serve as Authorized Participants. If any or all of the Authorized Participants were to cease to act in their capacity as Authorized Participants of the Trust, or if any of the Authorized Participants were to favor creating and redeeming shares of competing products over those of the Trust, the Trust may receive inadequate attention or be subject to comparatively unfavorable commercial terms, which could adversely affect the arbitrage mechanism, the Trust’s operations, the performance of the Trust and ultimately the value of the Shares. See also “—Risk Factors Related to the Trust and the Shares—Competition from the emergence or growth of other digital assets could have a negative impact on the price of LINK and adversely affect the value of the Shares.”

Shareholders that are not Authorized Participants may only purchase or sell their Shares in secondary trading markets, and the conditions associated with trading in secondary markets may adversely affect investors’ investment in the Shares.

Only Authorized Participants may purchase or redeem Baskets. All other investors that desire to purchase or sell Shares must do so through NYSE Arca or in other markets, if any, in which the Shares may be traded. Shares may trade at a premium or discount to the NAV per Share.

The Sponsor may implement restatements, amendments or supplements to the Trust Agreement that may not necessarily align with shareholder interests.

There can be no assurance that the Sponsor will implement restatements, amendments or supplements that align with the interests of shareholders. To the extent shareholders do not agree with future amendments to the Trust Agreement, shareholders will not have any ability to consent or object to such amendments, and the shareholders' sole recourse will be to divest or, through an Authorized Participant, redeem their Shares prior to the effective date of such amendments.

The Sponsor may implement restatements, amendments or supplements to the Trust Agreement that may increase risk to the Trust's intended tax treatment.

It is possible that, in the future, the Sponsor will implement restatements, amendments, or supplements to the Trust Agreement that could adversely affect the intended tax treatment of the Trust as a grantor trust for U.S. federal income tax purposes, including on the receipt of an opinion of counsel to the effect that it is more likely than not that doing so will not cause the Trust to fail to qualify as a grantor trust for those purposes. There can be no assurance that the IRS or any court will agree with any such position, or that the Trust will not cease to qualify as a grantor trust as a result of any such restatement, amendment or supplement.

Risk Factors Related to the Regulation of Digital Assets, the Trust and the Shares

A determination that LINK or any other digital asset is a “security” may adversely affect the value of LINK and the value of the Shares, and result in potentially extraordinary, nonrecurring expenses to, or termination of, the Trust.

The SEC, at least under the prior administration, has stated that certain digital assets may be considered "securities" under the U.S. federal securities laws. The test for determining whether a particular digital asset is a “security” is complex and difficult to apply, and the outcome is difficult to predict. A number of SEC and SEC staff actions with respect to a variety of digital assets demonstrate this difficulty. For example, public though non-binding, statements by senior officials at the SEC have indicated that the SEC did not consider Bitcoin or Ether to be securities, and does not currently consider Bitcoin to be a security. In addition, the SEC, by action through delegated authority approving the exchange rule filings to list shares of trusts holding Ether as commodity-based ETPs, appears to have implicitly taken the view that Ether is not a security. The SEC staff has also provided informal assurances via no-action letter to a handful of promoters that their digital assets are not securities. Moreover, the SEC’s Division of Corporation Finance has published statements that it does not consider, under certain circumstances, “meme coins” or some stablecoins to be securities. However, such statements may be withdrawn at any time without notice and comment by the Division of Corporation Finance at the SEC or the SEC itself. In addition, the SEC under former SEC Chair Gensler’s leadership brought enforcement actions against the issuers and promoters of several other digital assets on the basis that the digital assets in question are securities. The SEC also under former SEC Chair Gensler’s leadership brought enforcement actions against Digital Asset Trading Platforms for allegedly operating unregistered securities exchanges on the basis that certain of the digital assets traded on their platforms are securities.

Whether a digital asset is a security, or offers and sales of a digital asset are securities transactions under the federal securities laws depends on whether it is included in the lists of instruments making up the definition of “security” in such laws. Digital assets as such do not appear in any of these lists, although each list includes the terms “investment contract” and “note,” and the SEC has typically analyzed whether a particular digital asset,is a security or the offer and sale of a digital asset is a securities transaction by reference to whether it meets the tests developed by the federal courts interpreting these terms, known as the Howey and Reves tests, respectively. For many digital assets, whether or not the Howey or Reves tests are met is difficult to resolve definitively, and substantial legal arguments can often be made both in favor of and against a particular digital asset qualifying as a security or a particular offer and sale of a digital asset qualifying as a securities transaction under one or both of the Howey and Reves tests. Adding to the complexity, the SEC staff has indicated that the security status of a particular digital asset can change over time as the relevant facts evolve, though arguments advanced in some cases may suggest that the SEC no longer believes the status of a digital asset can change over time.

These developments demonstrate the difficulty in applying the federal securities laws to digital assets generally. In January 2025, the SEC launched a crypto task force dedicated to developing a comprehensive and clear regulatory framework for digital assets led by Commissioner Hester Peirce. Subsequently, Commissioner Peirce announced a list of specific priorities to further that initiative, which included pursuing final rules related to a digital asset’s security status, a revised path to registered offerings and listings for digital assets-based investment vehicles, and clarity regarding digital asset custody, lending, and staking. On July 31, 2025, Chairman Atkins announced “Project Crypto,” a Commission-wide initiative to modernize securities rules for digital assets, reshore innovation in the United States, and implement the recommendations of the working group report. Chairman Atkins had directed the SEC’s policy divisions to work with the Crypto Task Force to draft “clear and simple rules of the road for crypto asset distributions, custody, and trading,” and the Commission and SEC staff will also consider using interpretive, exemptive, and other authorities with respect to digital asset markets. However, the efforts of the crypto task force and Project Crypto have only just begun, and how or whether the SEC regulates digital asset activity in the future remains to be seen.

As part of determining whether LINK is a security or a transaction in LINK by the Sponsor is a securities transaction, for purposes of the federal securities laws, the Sponsor takes into account a number of factors, including the various definitions of “security” under the federal securities laws and federal court decisions interpreting elements of these definitions, such as the U.S. Supreme Court’s decisions in the Howey and Reves cases and their progeny, as well as reports, orders, press releases, public statements and speeches by the SEC, its commissioners and its staff providing guidance on when a digital asset may be a security or when an offer and sale of a digital asset may be a securities transaction for purposes of the federal securities laws. Finally, the Sponsor discusses the security status of LINK and the Sponsor’s transactions in LINK with external counsel, and has received a memorandum regarding the status of LINK and the Sponsor’s transactions in LINK under the federal securities laws from external counsel.

Through this process the Sponsor believes that it is applying the proper legal standards in determining that LINK is not a security in light of the uncertainties inherent in the Howey and Reves tests. However, such policies and procedures are risk-based judgments made by the Sponsor and not a legal standard or determination binding on any regulatory body or court. The Sponsor has been contacted by staff from the SEC’s Division of Enforcement with respect to securities law compliance matters involving LINK and has responded to the SEC staff. The Sponsor subsequently received a termination notice from the SEC staff with respect to this inquiry.

In light of these uncertainties and the fact-based nature of the analysis, the Sponsor acknowledges that the SEC may take a contrary position; and the Sponsor’s conclusion, even if reasonable under the circumstances, would not preclude legal or regulatory action based on the presence of a security.

As is the case with LINK, analyses from counsel typically review the often-complex facts surrounding a particular digital asset’s underlying technology, creation, use case and usage development, distribution and secondary-market trading characteristics as well as contributions of and marketing or promotional efforts by the individuals or organizations, who appear to be involved in these activities, among other relevant facts, usually drawing on publicly available information. This information, usually found on the internet, often includes both information that originated with or is attributed to such individuals or organizations, as well as information from third-party sources and databases that may or may not have a connection to such individuals or organizations, and the availability and nature of such information can change over time. The Sponsor and counsel often have no independent means of verifying the accuracy or completeness of such information, and therefore of necessity usually must assume that such information is materially accurate and complete for purposes of the Howey and Reves analyses. After having gathered this information, counsel typically analyzes it in light of the Howey and Reves tests, in order to inform a judgment as to whether or not a federal court would conclude that the digital asset, or transactions in the digital asset, in question is or is not a security, or are or are not securities transactions, respectively, for purposes of the federal securities laws. Often, certain factors appear to support a conclusion that the digital asset in question, or transactions in the digital asset, is a security, or are or are not securities transactions, respectively, while other factors appear to support the opposite conclusion, and in such a case counsel endeavors to weigh the importance and relevance of the competing factors. This analytical process is further complicated by the fact that, at present, federal judicial case law applying the relevant tests to digital assets is limited and in some situations inconsistent, with no federal appellate court having considered the question on the merits, as well as the fact that because each digital asset presents its own unique set of relevant facts, it is not always possible to directly analogize the analysis of one digital asset to another. Because of this factual complexity and the current lack of a well-developed body of federal case law applying the relevant tests to a variety of different fact patterns, the Sponsor has not in the past received, and currently does not expect that it would be able to receive, “opinions” of counsel stating that a particular digital asset, or transactions in the digital asset, is or is not a security, or are or are not securities transactions, respectively, for federal securities law purposes. The Sponsor understands that as a matter of practice, counsel is generally able to render a legal “opinion” only when the relevant facts are substantially ascertainable and the applicable law is both well-developed and settled. As a result, given the relative novelty of digital assets, the challenges inherent in fact-gathering for particular digital assets, and the fact that federal courts have only recently been tasked with adjudicating the applicability of federal securities law to digital assets, the Sponsor understands that at present counsel is generally not in a position to render a legal “opinion” on the securities law status of LINK or any other particular digital asset.

As such, notwithstanding the Sponsor’s receipt of a memorandum regarding the status of LINK under the federal securities laws from external counsel and the Sponsor’s view that LINK is not a security and the Sponsor’s transactions in LINK are not securities transactions, the SEC under former SEC Chair Gensler’s leadership took, and a federal court may in the future take, a different view as to the security status of LINK.

If the Sponsor determines that LINK, or transactions in LINK are a security or securities transactions, respectively, under the federal securities laws, whether that determination is initially made by the Sponsor itself, or because a federal court upholds an allegation that LINK is a security, the Sponsor does not intend to permit the Trust to continue holding LINK in a way that would violate the federal securities laws (and therefore would either dissolve the Trust or potentially seek to operate the Trust in a manner that complies with the federal securities laws, including the Investment Company Act). Because the legal tests for determining whether a digital asset, or transactions in the digital asset, are or are not a security or securities transactions, respectively, often leave room for interpretation, for so long as the Sponsor believes there to be good faith grounds to conclude that the Trust’s LINK is not a security, the Sponsor does not intend to dissolve the Trust on the basis that LINK could at some future point be finally determined to be a security.

Any enforcement action by the SEC or a state securities regulator asserting that LINK, or transactions in LINK, are a security, or securities transactions, respectively, or a court decision to that effect, would be expected to have an immediate material adverse impact on the trading value of LINK, as well as the Shares. This is because the market structure behind most digital assets are incompatible with regulations applying to transactions in securities. If a digital asset or transactions in that digital asset are determined to be a security or securities transactions, respectively, it is likely to become difficult or impossible for the digital asset to be traded, cleared or custodied in the United States through the same channels used by non-security digital assets, which in addition to materially and adversely affecting the trading value of the digital asset is likely to significantly impact its liquidity and market participants’ ability to convert the digital asset into U.S. dollars. Any assertion that a digital asset or transactions in that digital asset are a security or securities transactions, respectively, by the SEC or another regulatory authority may have similar effects.

For example, in 2020, the SEC filed a complaint against the issuer of XRP, Ripple Labs, Inc., and two of its executives, alleging that they raised more than $1.3 billion through XRP sales that should have been registered under the federal securities laws, but were not. In the years prior to the SEC’s action, XRP’s market capitalization at times reached over $140 billion. However, in the weeks following the SEC’s complaint, XRP’s market capitalization fell to less than $10 billion, which was less than half of its market capitalization in the days prior to the complaint. Subsequently, in July 2023, the District Court for the Southern District of New York held that while XRP is not a “security”, certain sales of XRP to certain buyers (but not other types of sales to other buyers) amounted to “investment contracts” under the Howey test. The District Court entered a final judgment in the case on August 7, 2024 and the parties each dismissed their appeals to the Second Circuit on August 7, 2025.

Likewise, in the days following the announcement of SEC enforcement actions against certain digital asset issuers and trading platforms, the prices of various digital assets declined significantly and may continue to decline if or as such cases advance through the federal court system. Furthermore, the decisions in cases involving digital assets have resulted in seemingly inconsistent views of different district court judges, including one that explicitly disagreed with the analysis underlying the decision regarding XRP, which underscore the continuing uncertainty around which digital assets, or transactions in digital assets, are securities and what the correct analysis is to determine each digital asset’s status. For example, the conflicting district court opinions and analyses demonstrate that factors such as how long a digital asset has been in existence, how widely held it is, how large its market capitalization is, the manner in which it is offered, sold or promoted, and whether it has actual use in commercial transactions, ultimately may have limited to no bearing on whether the SEC, a state securities regulator or any particular court will find it to be a security.

In addition, if LINK is determined to be a security by a federal court or transactions in LINK are determined to be securities transactions by a federal court, the Trust could be considered an unregistered “investment company” under the Investment Company Act, which could necessitate the Trust’s liquidation. In this case, the Trust and the Sponsor may be deemed to have participated in an illegal offering of investment company securities and there is no guarantee that the Sponsor will be able to register the Trust under the Investment Company Act at such time or take such other actions as may be necessary to ensure the Trust’s activities comply with applicable law, which could force the Sponsor to liquidate the Trust.

Moreover, whether or not the Sponsor or the Trust were subject to additional regulatory requirements as a result of any determination that the Trust’s assets include securities or the Trust’s transactions in digital assets constitute securities transactions, the Sponsor may nevertheless decide to terminate the Trust, in order, if possible, to liquidate the Trust’s assets while a liquid market still exists. For example, in response to the SEC’s action against the issuer of the digital asset XRP, certain significant market participants announced they would no longer support XRP and announced measures, including the delisting of XRP from major Digital Asset Trading Platforms, resulting in the Sponsor’s conclusion that it was likely to be increasingly difficult for U.S. investors, including Grayscale XRP Trust ETF, an affiliate of the Trust, to convert XRP into U.S. dollars. The Sponsor subsequently dissolved Grayscale XRP Trust (XRP) and liquidated its assets. The Sponsor has since established a new investment vehicle that holds XRP, Grayscale XRP Trust ETF. If the SEC or a federal court were to determine that LINK is a security or transactions in LINK are securities transactions, it is likely that the value of the Shares of the Trust would decline significantly. Furthermore, if a federal court upholds an allegation that LINK is a security or transactions in LINK are securities transactions, the Trust itself may be terminated and, if practical, its assets liquidated.

Furthermore, SmartContracts.com, the developer of the Chainlink Network and the creator of LINK, used a token distribution that may be argued resembles an ICO to distribute 35% of the total supply of LINK, and certain individuals and entities associated with SmartContracts.com continue to distribute LINK. See “Overview of the Chainlink Industry and Market—Creation of LINK” below. LINK’s distribution shares several characteristics with other offerings of digital assets, including those conducted by Telegram Group, Kik Interactive and Ripple Labs, that the SEC has argued were used to effect the illegal unregistered public distribution of a security. While there are reasonable grounds on which LINK may be distinguished from Grams, Kin and XRP, LINK therefore has certain characteristics that mean that the risk of the SEC or a court finding LINK to be a security is greater than the risk that digital assets like Bitcoin or Ethereum would be found to be securities. In addition, even setting aside LINK’s initial manner of offering, as noted under “Overview of the Chainlink Industry and Market,” a significant portion of demand for digital assets is generated by speculators and investors, not necessarily by those looking to use digital assets for consumptive purposes. If the Chainlink Network cannot retain users and demonstrate that its primary consumptive use case for LINK is serious and viable, this could also increase the risk that LINK is determined to be a security.

Regulatory changes or actions by the U.S. Congress or any U.S. federal or state agencies may affect the value of the Shares or restrict the use of LINK or the operation of the Chainlink Network or the Digital Asset Markets in a manner that adversely affects the value of the Shares.

As digital assets have grown in both popularity and market size, the U.S. Congress and a number of U.S. federal and state agencies (including FinCEN, OFAC, SEC, CFTC, FINRA, the Consumer Financial Protection Bureau (“CFPB”), the Department of Justice, the Department of Homeland Security, the Federal Bureau of Investigation, the IRS, the Office of the Comptroller of the Currency, the Federal Deposit Insurance Corporation, the Federal Reserve and state financial institution and securities regulators) have been examining the operations of digital asset networks, digital asset users and the Digital Asset Markets, with particular focus on the extent to which digital assets can be used to launder the proceeds of illegal activities, evade sanctions, or fund criminal or terrorist enterprises and the safety and soundness of trading platforms and other service providers that hold or custody digital assets for users. Many of these state and federal agencies have issued consumer advisories regarding the risks posed by digital assets to investors. Ongoing and future regulatory actions with respect to digital assets generally or LINK in particular may alter, perhaps to a materially adverse extent, the nature of an investment in the Shares or the ability of the Trust to continue to operate.

On January 23, 2025, President Trump issued an executive order titled “Strengthening American Leadership in Digital Financial Technology” aimed at supporting “the responsible growth and use of digital assets, blockchain technology, and related technologies across all sectors of the economy.” The Executive Order also established an interagency working group that is tasked with “proposing a Federal regulatory framework governing the issuance and operation of digital assets” in the United States. Pursuant to this Executive Order, the working group released a report in July 2025 outlining the administration’s recommendations to Congress and various agencies reflecting the administration’s “pro-innovation mindset toward digital assets and blockchain technologies.” In particular, the report recommends that Congress enact legislation regarding self custody of digital assets, clarifying the applicability of Bank Secrecy Act obligations with respect to digital asset service providers, granting the CFTC authority to regulate spot markets in non-security digital assets, prohibiting the adoption of a CBDC, and clarifying tax laws as relevant to digital assets. In addition, the report recommends that agencies reevaluate existing guidance on digital asset activities, use existing authorities to enable the trading of digital assets at the federal level, embrace DeFi, launch or relaunch crypto innovation efforts, and promote U.S. private sector leadership in the responsible development of cross-border payments and financial markets technologies, among others.

There have also been several bills introduced in Congress that propose to establish additional regulation and oversight of the digital asset markets. For example, the CLARITY Act was passed by the House of Representatives in July 2025, which would, if enacted, regulate digital asset markets and digital asset trading platforms in the United States. In addition, also in July 2025, the Guiding and Establishing National Innovation for U.S. Stablecoins Act of 2025 (the “GENIUS Act”) became the first federal law specifically regulating the issuance, custody and other stablecoin-related matters in the United States. It is difficult to predict whether, or when, the CLARITY Act or another bill that would regulate digital asset markets and digital asset trading platforms may become law or what any such bill may entail. It is also difficult to predict whether, or when, any of these developments will lead to Congress granting additional authorities to the SEC or other regulators, what the nature of such additional authorities might be, how additional legislation and/or regulatory oversight might impact the ability of Digital Asset Markets to function or how any new regulations or changes to existing regulations might impact the value of digital assets generally and LINK held by the Trust specifically. The consequences of increased federal regulation of digital assets and digital asset activities could have a material adverse effect on the Trust and the Shares.

Law enforcement agencies have often relied on the transparency of blockchains to facilitate investigations. However, certain privacy-enhancing features have been, or are expected to be, introduced to a number of digital asset networks. If the Chainlink Network were to adopt any of these features, these features may provide law enforcement agencies with less visibility into transaction-level data. Europol, the European Union’s law enforcement agency, released a report in October 2017 noting the increased use of privacy-enhancing digital assets like Zcash and Monero in criminal activity on the internet. In August 2022, OFAC banned all U.S. citizens from using Tornado Cash, a digital asset protocol designed to obfuscate blockchain transactions, by adding certain Ethereum wallet addresses associated with the protocol to its Specially Designated Nationals and Blocked Persons List. A large portion of Ethereum validators globally, as well as notable industry participants such as Centre, the issuer of the USDC stablecoin, have reportedly complied with the sanctions and blacklisted the sanctioned addresses from interacting with their networks. In October 2023, FinCEN issued a notice of proposed rulemaking that identified convertible virtual currency (CVC) mixing as a class of transactions of primary money laundering concern and proposed requiring covered financial institutions to implement certain recordkeeping and reporting requirements on transactions that covered financial institutions know, suspect, or have reason to suspect involve CVC mixing within or involving jurisdictions outside the United States. In April 2024, the DOJ arrested and charged the developers of the Samourai Wallet mixing service with conspiracy to commit money laundering and conspiracy to operate an unlicensed money transmitting business. In May 2024, a co-founder of Tornado Cash was sentenced to more than five years imprisonment in the Netherlands for developing Tornado Cash on the basis that he had helped launder more than $2 billion worth of digital assets through Tornado Cash. In August 2025, a co-founder of Tornado Cash was convicted of conspiracy to operate an unlicensed money transmitting business, but a mistrial was declared with respect to charges of conspiracy to commit money laundering and conspiracy to violate U.S. sanctions. Future additional regulatory action with respect to privacy-enhancing digital assets is possible.

Competing industries may have more influence with policymakers than the digital asset industry, which could lead to the adoption of laws and regulations that are harmful to the digital asset industry.

The digital asset industry is relatively new, although its influence over public policy is increasing, and it may not have the same access to policymakers and lobbying organizations in many jurisdictions compared to industries with which digital assets may be seen to compete, such as banking, payments and consumer finance. Competitors from other, more established industries may have greater access to and influence with governmental officials and regulators and may be successful in persuading these policymakers that digital assets require heightened levels of regulation compared to the regulation of traditional financial services. As a result, new laws and regulations may be proposed and adopted in the United States and elsewhere, or existing laws and regulations may be interpreted in new ways, that disfavor or impose compliance burdens on the digital asset industry or digital asset platforms, which could adversely impact the value of LINK and therefore the value of the Shares.

Regulatory changes or other events in foreign jurisdictions may affect the value of the Shares or restrict the use of one or more digital assets, validating activity or the operation of their networks or the Digital Asset Trading Platform Market in a manner that adversely affects the value of the Shares.

Various foreign jurisdictions have, and may continue to adopt laws, regulations or directives that affect the digital asset network, the Digital Asset Markets, and their users, particularly Digital Asset Trading Platforms and service providers that fall within such jurisdictions’ regulatory scope. For example, if foreign jurisdictions in addition to China were to ban or otherwise restrict validating activity, including by regulating or limiting manufacturers’ ability to produce or sell semiconductors or hard drives in connection with validating, it would have a material adverse effect on digital asset networks (including the Chainlink Network), the Digital Asset Market, and as a result, impact the value of the Shares.

A number of foreign jurisdictions have recently taken regulatory action aimed at digital asset activities. China has made transacting in cryptocurrencies illegal for Chinese citizens in mainland China, and additional restrictions may follow. Both China and South Korea have banned initial coin offerings entirely and regulators in other jurisdictions, including Canada, Singapore and Hong Kong, have opined that initial coin offerings may constitute securities offerings subject to local securities regulations. The United Kingdom’s Financial Conduct Authority published final rules in October 2020 banning the sale of derivatives and exchange-traded notes that reference certain types of digital assets, contending that they are “ill-suited” to retail investors citing extreme volatility, valuation challenges and association with financial crime. A new law, the Financial Services and Markets Act 2023 (“FSMA”), received royal assent in June 2023. The FSMA brings digital asset activities within the scope of existing laws governing financial institutions, markets and assets. In addition, the Parliament of the European Union approved the text of the Markets in Crypto-Assets Regulation (“MiCA”) in April 2023, establishing a regulatory framework for digital asset services across the European Union. Certain parts of MiCA became effective as of June 2024 and the remainder became effective as of December 2024. MiCA is intended to serve as a comprehensive regulation of digital asset markets and imposes various obligations on digital asset issuers and service providers. The main aims of

MiCA are industry regulation, consumer protection, prevention of market abuse and upholding the integrity of digital asset markets. See “Item 1. Business—Overview of the Chainlink Industry and Market—Government Oversight.”

Foreign laws, regulations or directives may conflict with those of the United States and may negatively impact the acceptance of one or more digital assets by users, merchants and service providers outside the United States and may therefore impede the growth or sustainability of the digital asset economy in the European Union, China, Japan, Russia and the United States and globally, or otherwise negatively affect the value of LINK. Moreover, other events, such as the interruption in telecommunications or internet services, cyber-related terrorist acts, civil disturbances, war or other catastrophes, could also negatively affect the digital asset economy in one or more jurisdictions. For example, Russia’s invasion of Ukraine on February 24, 2022 led to volatility in digital asset prices, with an initial steep decline followed by a sharp rebound in prices. The effect of any future regulatory change or other events on the Trust or LINK is impossible to predict, and such change could be substantial and adverse to the Trust and the value of the Shares.

If regulators subject an Authorized Participant, the Trust or the Sponsor to regulation as a money service business or money transmitter, this could result in extraordinary expenses to the Authorized Participant, the Trust or the Sponsor and also result in decreased liquidity for the Shares.

To the extent that the activities of any Authorized Participant, the Trust or the Sponsor cause it to be deemed a “money services business” under the regulations promulgated by FinCEN, such Authorized Participant, the Trust or the Sponsor may be required to comply with FinCEN regulations, including those that would mandate the Authorized Participant, the Trust or the Sponsor to implement anti-money laundering programs, make certain reports to FinCEN and maintain certain records. Similarly, the activities of an Authorized Participant, the Trust or the Sponsor may require it to be licensed as a money transmitter or as a digital asset business, such as under the NYDFS’ BitLicense regulations or California’s Digital Financial Assets Law, once effective.

Such additional regulatory obligations may cause the Authorized Participant, the Trust or the Sponsor to incur extraordinary expenses. If the Authorized Participant, the Trust or the Sponsor decided to seek the required licenses, there is no guarantee that they will timely receive them. An Authorized Participant may instead decide to terminate its role as Authorized Participant of the Trust, or the Sponsor may decide to discontinue and wind up the Trust. An Authorized Participant’s decision to cease acting as such may decrease the liquidity of the Shares, which could adversely affect the value of the Shares, and termination of the Trust in response to the changed regulatory circumstances may be at a time that is disadvantageous to the shareholders.

Additionally, to the extent an Authorized Participant, the Trust or the Sponsor is found to have operated without appropriate state or federal licenses, or registration, it may be subject to investigation, administrative or court proceedings, and civil or criminal monetary fines and penalties, all of which would harm the reputation of the Trust or the Sponsor, decrease the liquidity, and have a material adverse effect on the price of the Shares.

Statutory or regulatory changes or interpretations could obligate the Trust or the Sponsor to register and comply with new regulations, resulting in potentially extraordinary, nonrecurring expenses to the Trust.

Current and future legislation, CFTC and SEC rulemaking and other regulatory developments may impact the manner in which LINK is treated. In particular, LINK may be classified by the CFTC as a “commodity interest” under the CEA or may be classified by the SEC as a “security” under U.S. federal securities laws. It is also possible that a new Administration and Congress in the United States creates a new classification for digital assets. For example, the current draft of the CLARITY Act would add “digital commodities” to the list of assets that are commodity interests under the CEA. The Sponsor and the Trust cannot be certain as to how future regulatory developments will impact the treatment of LINK under the law. In the face of such developments, the required registrations and compliance steps may result in extraordinary, nonrecurring expenses to the Trust. If the Sponsor decides to terminate the Trust in response to the changed regulatory circumstances, the Trust may be dissolved or liquidated at a time that is disadvantageous to shareholders.

To the extent that LINK is deemed to fall within the definition of a “commodity interest” under the CEA, due to the passage of the CLARITY Act or otherwise, the Trust and the Sponsor may be subject to additional regulation under the CEA and CFTC regulations. The Sponsor may be required to register as a commodity pool operator or commodity trading adviser with the CFTC and become a member of the National Futures Association and may be subject to additional regulatory requirements with respect to the Trust, including disclosure and reporting requirements. These additional requirements may result in extraordinary, recurring and/or nonrecurring expenses of the Trust, thereby materially and adversely impacting the Shares. If the Sponsor determines not to comply with such additional regulatory and registration requirements, the Sponsor will terminate the Trust. Any such termination could result in the liquidation of the Trust’s LINK at a time that is disadvantageous to shareholders.

To the extent that LINK is determined to be a security under U.S. federal securities laws, the Trust and the Sponsor may be subject to additional requirements under the Investment Company Act and the Sponsor may be required to register as an investment adviser under the Investment Advisers Act. Such additional registration may result in extraordinary, recurring and/or non-recurring expenses of the Trust, thereby materially and adversely impacting the Shares. If the Sponsor determines not to comply with such additional regulatory and registration requirements, the Sponsor will terminate the Trust. Any such termination could result in the liquidation of the Trust’s LINK at a time that is disadvantageous to shareholders.

The treatment of the Trust for U.S. federal income tax purposes is uncertain.

The Sponsor intends to take the position that the Trust is properly treated as a grantor trust for U.S. federal income tax purposes. Assuming that the Trust is a grantor trust, the Trust will not be subject to U.S. federal income tax. Rather, if the Trust is a grantor trust, each beneficial owner of Shares will be treated as directly owning its pro rata share of the Trust’s assets and a pro rata portion of the Trust’s income, gains, losses and deductions will “flow through” to each beneficial owner of Shares.

If the Staking Condition is satisfied, the Sponsor intends to continue to take the position that the Trust is properly treated as a grantor trust for U.S. federal income tax purposes and that any Staking activity undertaken by the Trust in compliance with the opinion, ruling or other guidance relied upon to satisfy the Staking Condition will not prevent the Trust from continuing to qualify as a grantor trust for such purposes. The IRS recently issued a revenue procedure providing a staking safe harbor for certain grantor trust vehicles whose beneficial interests are listed and traded on a national securities exchange (the “2025 Revenue Procedure”). However, certain aspects of the 2025 Revenue Procedure are unclear, and the Trust may not satisfy all of the requirements for its safe harbor. In addition, the 2025 Revenue Procedure contemplates a form of staking that is different than LINK staking on the Chainlink Network and, as a result, it is unclear whether the 2025 Revenue Procedure’s staking safe harbor could apply to LINK staking. For example, LINK staking on the Chainlink Network differs from traditional proof-of-stake validation considered in the 2025 Revenue Procedure because it does not primarily involve the validation of blockchain transactions in exchange for protocol-level block rewards. Instead, LINK may be staked to support node operators that operate oracle node software on the Chainlink Network. Because LINK staking is tied to oracle services, rather than solely to transaction validation within a proof-of-stake consensus mechanism, it is uncertain whether the staking safe harbor contemplated by the 2025 Revenue Procedure—designed for traditional validation-based staking—would apply to LINK staking on the Chainklink Network. Accordingly, due to the uncertainty regarding the ability of a grantor trust to engage in Staking activities, there can be no assurance that the Internal Revenue Service (“IRS”) or any court would agree with this position (or with any opinion of counsel delivered to the Sponsor in support thereof). Therefore, if the Trust satisfies the Staking Condition, the Trust might cease to qualify as a grantor trust for U.S. federal income tax purposes.

The Trust has taken certain positions with respect to the tax consequences of Incidental Rights and its receipt of IR Virtual Currency. If the IRS were to disagree with, and successfully challenge, any of these positions the Trust might not qualify as a grantor trust. In addition, the Pre-Creation/Redemption Abandonment Notices (as defined herein) provide that the Trust will irrevocably abandon, effective immediately prior to each Creation Time or Redemption Time, all Incidental Rights or IR Virtual Currency to which it would otherwise be entitled as of such time and with respect to which it has not taken any Affirmative Action at or prior to such time. The Sponsor has committed to cause the Trust to irrevocably abandon any Incidental Rights and IR Virtual Currency to which the Trust may become entitled in the future. There can be no complete assurance that these abandonments will be treated as effective for U.S. federal income tax purposes. If the Trust were treated as owning any asset other than LINK as of any date on which it creates or redeems Shares, it might cease to qualify as a grantor trust for U.S. federal income tax purposes.

In addition, at this time the Trust is permitted to create or redeem Shares pursuant to In-Kind Orders and Cash Orders. In general, investment vehicles intended to be treated as grantor trusts for U.S. federal income tax purposes historically have created additional trust interests only in kind, and there is no authority directly addressing whether a grantor trust may create or redeem trust interests under procedures similar to those that govern Cash Orders. Accordingly, there can be no complete assurance that the creation or redemption of Shares under the procedures governing Cash Orders will not cause the Trust to fail to qualify as a grantor trust for U.S. federal income tax purposes.

Moreover, because of the evolving nature of digital assets, it is not possible to predict potential future developments that may arise with respect to digital assets, including forks, airdrops and other similar occurrences. Assuming that the Trust is currently a grantor trust for U.S. federal income tax purposes, certain future developments could render it impossible, or impracticable, for the Trust to continue to be treated as a grantor trust for such purposes.

If the Trust is not properly classified as a grantor trust, the Trust might be classified as a partnership for U.S. federal income tax purposes. However, due to the uncertain treatment of digital assets for U.S. federal income tax purposes (as discussed in Material U.S. Federal Income Tax Consequences—Uncertainty Regarding the U.S. Federal Income Tax Treatment of Digital Assets”), there can be no assurance in this regard. If the Trust were classified as a partnership for U.S. federal income tax purposes, the tax consequences of owning Shares generally would not be materially different from the tax consequences described herein, although there might be certain differences, including with respect to timing of the recognition of taxable income or loss. In addition, tax information reports provided to beneficial owners of Shares would be made in a different form. Moreover, it is possible, in that case, that a portion of the Trust’s income would be considered to be “effectively connected” with the conduct of a trade or business in the United States and, accordingly, a non-U.S. person owning Shares could be subject to U.S. federal income tax on a net income basis with respect to that “effectively connected” income and be required to file a U.S. tax return. If none of the Trust’s Staking income were considered to be “effectively connected” income, a non-U.S. person owning Shares might be subject to withholding on its pro rata portion of income from the Trust’s Staking activities as described below in “—Shareholders may be subject to withholding tax on Staking Consideration received as staking rewards and income derived from forks, airdrops and similar occurrences.” Tax-exempt shareholders may also recognize “unrelated business taxable income (“UBTI”) from the Trust’s Staking activities if the Trust is not treated as a corporation for U.S. federal income tax purposes.

If the Trust were not classified as either a grantor trust or a partnership for U.S. federal income tax purposes, it would be classified as a corporation for such purposes. In that event, the Trust would be subject to entity-level U.S. federal income tax (currently at the rate of 21%) on its net taxable income and certain distributions made by the Trust to shareholders would be treated as taxable dividends to the extent of the Trust’s current and accumulated earnings and profits. Any such dividend distributed to a beneficial owner of Shares that is a non-U.S. person for U.S. federal income tax purposes would be subject to U.S. federal withholding tax at a rate of 30% (or such lower rate as provided in an applicable tax treaty). As a result, the taxation of the Trust as a corporation could materially reduce the after-tax return on an investment in Shares, and substantially reduce the value of the Shares, and result in a material divergence between NAV and the value of the Trust’s LINK.

The treatment of digital assets for U.S. federal income tax purposes is uncertain.

As discussed in the section entitled “Material U.S. Federal Income Tax Consequences-Uncertainty Regarding the U.S. Federal Income Tax Treatment of Digital Assets,” assuming that the Trust is properly treated as a grantor trust for U.S. federal income tax purposes, each beneficial owner of Shares will be treated for U.S. federal income tax purposes as the owner of an undivided interest in the LINK (and, if applicable, any Incidental Rights, IR Virtual Currency and/or, if the Staking Condition is satisfied, any Staking Consideration) held in the Trust. Due to the new and evolving nature of digital assets and the absence of comprehensive guidance with respect to digital assets, many significant aspects of the U.S. federal income tax treatment of digital assets are uncertain.

In 2014, the IRS released a notice (the “Notice”) discussing certain aspects of “convertible virtual currency” (that is, digital assets that have an equivalent value in fiat currency or that act as substitutes for fiat currency) for U.S. federal income tax purposes and, in particular, stating that such digital assets (i) are “property” (ii) are not “currency” for purposes of the rules relating to foreign currency gain or loss and (iii) may be held as a capital asset. In 2019, the IRS released a revenue ruling and a set of “Frequently Asked Questions” that has been updated from time to time since (the “Ruling & FAQs”). The Ruling & FAQs provide some additional guidance, including guidance to the effect that, under certain circumstances, hard forks of digital assets are taxable events giving rise to ordinary income and guidance with respect to the determination of the tax basis of digital assets. Moreover, in 2023, the IRS released a revenue ruling that provided guidance on digital asset staking, including guidance to the effect that staking rewards will, under certain circumstances, be treated as giving rise to taxable income (the “2023 Staking Guidance”). Further, the IRS recently issued the 2025 Revenue Procedure, which provides a safe harbor for certain grantor trust vehicles. However, the Notice, the Ruling & FAQs, the 2023 Staking Guidance and the 2025 Revenue Procedure do not address other significant aspects of the U.S. federal income tax treatment of digital assets. For example, both the 2023 Staking Guidance and 2025 Revenue Procedure contemplate a form of staking that is different than LINK staking on the Chainlink Network. As a result, although it is likely that the IRS would similarly find that the receipt of staking rewards from LINK staking on the Chainlink Network would give rise to taxable income, that result is uncertain. Moreover, for a non-U.S. Holder (as defined above), there currently is no guidance directly addressing whether or in what circumstances engaging in certain activities to generate yield on digital assets, including Staking, could give rise to income that is effectively connected with a trade or business in the United States. Similarly, for a U.S. tax-exempt shareholder, there currently is no guidance directly addressing whether or in what circumstances such activities could give rise to UBTI. Further, although the Ruling & FAQs address the treatment of hard forks, there continues to be uncertainty with respect to the timing and amount of the income inclusions. While the Ruling & FAQs do not address most situations in which airdrops occur, it is clear from the reasoning of the Ruling & FAQs that the IRS generally would treat an airdrop as a taxable event giving rise to ordinary income.

There can be no assurance that the IRS will not alter its position with respect to digital assets in the future or that a court would uphold the treatment set forth in the Notice, the Ruling & FAQs, the 2023 Staking Guidance and the 2025 Revenue Procedure. It is also unclear what additional guidance on the treatment of digital assets for U.S. federal income tax purposes may be issued in the future. Any such alteration of the current IRS positions or additional guidance could result in adverse tax consequences for shareholders and could have an adverse effect on the value of LINK. Future developments that may arise with respect to digital assets may increase the uncertainty with respect to the treatment of digital assets for U.S. federal income tax purposes. For example, the Notice addresses only digital assets that are “convertible virtual currency,” and it is conceivable that, as a result of a fork, airdrop or similar occurrence, the Trust could hold certain types of digital assets that are not within the scope of the Notice in the event the Sponsor seeks to change the Trust’s policy with respect to Incidental Rights or IR Virtual Currency, subject to NYSE Arca obtaining regulatory approval from the SEC.

Shareholders are urged to consult their tax advisers regarding the tax consequences of owning and disposing of Shares and digital assets in general.

Future developments regarding the treatment of digital assets for U.S. federal income tax purposes could adversely affect the value of the Shares.

As discussed above, many significant aspects of the U.S. federal income tax treatment of digital assets, such as LINK, are uncertain, and it is unclear what guidance on the treatment of digital assets for U.S. federal income tax purposes may be issued in the future. It is possible that any such guidance would have an adverse effect on the prices of digital assets, including on the price of LINK in the Digital Asset Markets, and therefore may have an adverse effect on the value of the Shares.

Because of the evolving nature of digital assets, it is not possible to predict potential future developments that may arise with respect to digital assets, including forks, airdrops and similar occurrences or staking. Such developments may increase the uncertainty with respect to the treatment of digital assets for U.S. federal income tax purposes. Moreover, certain future developments could render it impossible, or impracticable, for the Trust to continue to be treated as a grantor trust for U.S. federal income tax purposes.

Future developments in the treatment of digital assets for tax purposes other than U.S. federal income tax purposes could adversely affect the value of the Shares.

The taxing authorities of certain states, including New York, (i) have announced that they will follow the Notice with respect to the treatment of digital assets for state income tax purposes and/or (ii) have issued guidance exempting the purchase and/or sale of digital assets for fiat currency from state sales tax. However, it is unclear what further guidance on the treatment of digital assets for state tax purposes may be issued in the future.

The treatment of digital assets for tax purposes by non-U.S. jurisdictions may differ from the treatment of digital assets for U.S. federal, state or local tax purposes. It is possible, for example, that a non-U.S. jurisdiction would impose sales tax or value-added tax on purchases and sales of digital assets for fiat currency. If a foreign jurisdiction with a significant share of the market of LINK users imposes onerous tax burdens on digital asset users, or imposes sales or value-added tax on purchases and sales of digital assets for fiat currency, such actions could result in decreased demand for LINK in such jurisdiction.

Any future guidance on the treatment of digital assets for state, local or non-U.S. tax purposes could increase the expenses of the Trust and could have an adverse effect on the prices of digital assets, including on the price of LINK in the Digital Asset Markets. As a result, any such future guidance could have an adverse effect on the value of the Shares.

The tax treatment of LINK and transactions involving LINK for state and local tax purposes is not settled.

Because LINK is a new technological innovation, the tax treatment of LINK for state and local tax purposes, including, without limitation state and local income and sales and use taxes, is not settled. It is uncertain what guidance, if any, on the treatment of LINK for state and local tax purposes may be issued in the future. A state or local government authority’s treatment of LINK may have negative consequences, including the imposition of a greater tax burden on investors in LINK or the imposition of a greater cost on the acquisition and disposition of LINK generally. Any such treatment may have a negative effect on prices of LINK and may adversely affect the value of the Shares.

A U.S. tax-exempt shareholder may recognize “unrelated business taxable income” as a consequence of an investment in Shares.

Under the guidance provided in the Ruling & FAQs, hard forks, airdrops and similar occurrences with respect to digital assets will under certain circumstances be treated as taxable events giving rise to ordinary income. Moreover, as separately provided by the IRS in the 2023 Staking Guidance, staking rewards will, under certain circumstances, be treated as giving rise to taxable income. In the absence of guidance to the contrary, it is possible that any such income recognized by a U.S. tax-exempt shareholder would constitute UBTI. A tax-exempt shareholder should consult its tax adviser regarding whether such shareholder may recognize UBTI as a consequence of an investment in Shares. See “Material U.S. Federal Income Tax Consequences.”

Shareholders may be subject to withholding tax on income derived from forks, airdrops and similar occurrences and, if the Staking Condition is satisfied, Staking Consideration received as staking rewards.

The Ruling & FAQs do not address whether income recognized by a non-U.S. person as a result of a fork, airdrop or similar occurrence or staking could be subject to the 30% withholding tax imposed on U.S.-source “fixed or determinable annual or periodical” income. Non-U.S. Holders (as defined under “Material U.S. Federal Income Tax Consequences—Tax Consequences to Non-U.S. Holders”) should be aware that, in the absence of guidance, a withholding agent (including a broker through which a Non-U.S. Holder holds Shares) may withhold 30% of any such income recognized by a non-U.S. Holder in respect of its Shares, including by deducting such withheld amounts from proceeds that such non-U.S. Holder would otherwise be entitled to receive in connection with a distribution of Incidental Rights, IR Virtual Currency or, if the Staking Condition is satisfied, Staking Consideration received as staking rewards. See “Material U.S. Federal Income Tax Consequences.”

In addition, the Trust may enter into Staking Arrangements with Staking Providers organized in, or that have operations in, a non-U.S. jurisdiction. Non-U.S. jurisdictions may seek to impose withholding tax on Staking Consideration received by the Trust as staking rewards, which may negatively affect a shareholder’s investment in the Trust

Risk Factors Related to Potential Conflicts of Interest

Potential conflicts of interest may arise among the Sponsor or its affiliates and the Trust. The Sponsor and its affiliates have no fiduciary duties to the Trust and its shareholders other than as provided in the Trust Agreement, which may permit them to favor their own interests to the detriment of the Trust and its shareholders.

The Sponsor will manage the affairs of the Trust. Conflicts of interest may arise among the Sponsor and its affiliates, on the one hand, and the Trust and its shareholders, on the other hand. As a result of these conflicts, the Sponsor may favor its own interests and the interests of its affiliates over the Trust and its shareholders. These potential conflicts include, among others, the following:

•
The Sponsor has no fiduciary duties to, and is allowed to take into account the interests of parties other than, the Trust and its shareholders in resolving conflicts of interest, provided the Sponsor does not act in bad faith;
•
The Trust has agreed to indemnify the Sponsor and its affiliates pursuant to the Trust Agreement;
•
The Sponsor is responsible for allocating its own limited resources among different clients and potential future business ventures, to each of which it owes fiduciary duties;
•
The Sponsor and its staff also service affiliates of the Sponsor, including several other digital asset investment vehicles, and their respective clients and cannot devote all of its, or their, respective time or resources to the management of the affairs of the Trust;
•
The Sponsor, its affiliates and their respective officers and employees are not prohibited from engaging in other businesses or activities, including those that might be in direct competition with the Trust;
•
Affiliates of the Sponsor have substantial direct investments in LINK that they are permitted to manage taking into account their own interests without regard to the interests of the Trust or its shareholders, and any increases, decreases or other changes in such investments could affect the Index Price and, in turn, the value of the Shares;
•
There is an absence of arm’s-length negotiation with respect to certain terms of the Trust, and, where applicable, there has been no independent due diligence conducted with respect to the Trust;
•
The Sponsor’s indirect parent company, DCG, holds less than 1% of the Shares representing ownership in the Trust, as of March 6, 2026;
•
Several employees of the Sponsor and the Sponsor’s indirect parent company, DCG, are FINRA-registered representatives who currently maintain their licenses through Grayscale Securities;
•
DCG is (i) the indirect parent company of the Sponsor; and (ii) the indirect parent company of Grayscale Securities, the Authorized Participant through December 1, 2025; and (iii) a minority interest holder in Kraken, one of the Digital Asset Trading Platforms included in the Index, representing less than 1.0% of its equity;
•
DCG has investments in a large number of digital assets and companies involved in the digital asset ecosystem, including trading platforms and custodians. DCG’s positions on changes that should be adopted in the Chainlink Network or the Ethereum Network could be adverse to positions that would benefit the Trust or its shareholders. Additionally, before or after a hard fork on the Ethereum Network, DCG’s position regarding which fork among a group of incompatible forks of the Ethereum Network should be considered the “true” Ethereum Network could be adverse to positions that would most benefit the Trust;
•
DCG has been vocal in the past about its support for digital assets other than LINK. Any investments in, or public positions taken on, digital assets other than LINK by DCG could have an adverse impact on the price of LINK;
•
The Sponsor decides whether to retain separate counsel, accountants or others to perform services for the Trust;
•
While the Index Provider does not currently utilize data from over-the-counter markets or derivatives platforms, it may decide to include pricing from such markets or platforms in the future;
•
The Sponsor may appoint an agent to act on behalf of the shareholders, and such agent may be the Sponsor or an affiliate of the Sponsor; and
•
The Sponsor has historically, and may again select an Index Provider that is an affiliate of the Sponsor and the Trust.

By purchasing the Shares, shareholders agree and consent to the provisions set forth in the Trust Agreement. See “Item 1. Business—Description of the Trust Agreement.”

For a further discussion of the conflicts of interest among the Sponsor, the distributor, the marketer, Authorized Participant, Liquidity Providers, the Trust and others, see “Item 13. Certain Relationships and Related Transactions and Director Independence.”

DCG is a minority interest holder in Kraken, which operates one of the Digital Asset Trading Platforms included in the Index Price.

DCG, the indirect parent company of the Sponsor, holds a minority interest of less than 1.0% in Kraken. The Sponsor values its digital assets by reference to the Index Price. The Index Price is the price in U.S. dollars of a LINK derived from the Digital Asset Trading Platforms that are reflected in the Index developed by CoinDesk Indices, Inc. as of 4:00 p.m., New York time on each business day. Kraken is one of the Digital Asset Trading Platforms included in the Index.

Although DCG does not exercise control over Kraken, it is possible that investors could have concerns that DCG could influence market data provided by this Digital Asset Trading Platform in a way that benefits DCG, for example by artificially inflating the values of LINK in order to increase the Sponsor’s fees. This could make the Trust’s Shares less attractive to investors than the shares of similar vehicles that do not present these concerns, adversely affect investor sentiment about the Trust and negatively affect Share trading prices.

Shareholders cannot be assured of the Sponsor’s continued services, the discontinuance of which may be detrimental to the Trust.

Shareholders cannot be assured that the Sponsor will be willing or able to continue to serve as sponsor to the Trust for any length of time. If the Sponsor discontinues its activities on behalf of the Trust and a substitute sponsor is not appointed, the Trust will terminate and liquidate its LINK.

Appointment of a substitute sponsor will not guarantee the Trust’s continued operation, successful or otherwise. Because a substitute sponsor may have no experience managing a digital asset financial vehicle, a substitute sponsor may not have the experience, knowledge or expertise required to ensure that the Trust will operate successfully or continue to operate at all. Therefore, the appointment of a substitute sponsor may not necessarily be beneficial to the Trust and the Trust may terminate. See “Item 13. Certain Relationships and Related Transactions and Director Independence—The Sponsor.”

Although the Custodian is a fiduciary with respect to the Trust’s assets, if the Custodian resigns or is removed by the Sponsor or otherwise, without replacement, it would trigger early termination of the Trust.

The Custodian is a fiduciary under § 100 of the New York Banking Law and a qualified custodian for purposes of Rule 206(4)-2(d)(6) under the Investment Advisers Act and is licensed to custody the Trust’s LINK in trust on the Trust’s behalf. However, the SEC previously released proposed amendments in February 2023 to Rule 206(4)-2 that, if enacted as proposed, would amend the definition of a “qualified custodian” under Rule 206(4)-2(d)(6). Executive officers of the Custodian’s parent company have made public statements indicating that the Custodian will remain a qualified custodian under the proposed SEC rule, if enacted as proposed. In June 2025, however, the SEC formally withdrew that proposed rulemaking and stated that it does not intend to issue final rules based on the proposal. However, there can be no assurance that the Custodian would continue to qualify as a “qualified custodian” under a final rule that may be proposed or adopted by the SEC in the future.

Furthermore, during the initial term, the Custodian may terminate the Prime Broker Agreement for Cause (as defined in “Description of the Prime Broker Agreement—Termination”) at any time, and after the initial term, the Custodian can terminate the Agreement for any reason upon the notice period provided under the Prime Broker Agreement. If the Custodian resigns or is removed by the Sponsor or otherwise, without replacement, the Trust will dissolve in accordance with the terms of the Trust Agreement.

Shareholders may be adversely affected by the lack of independent advisers representing investors in the Trust.

The Sponsor has consulted with counsel, accountants and other advisers regarding the formation and operation of the Trust. No counsel was appointed to represent investors in connection with the formation of the Trust or the establishment of the terms of the Trust Agreement and the Shares. Moreover, no counsel has been appointed to represent an investor in connection with the offering of the Shares. Accordingly, an investor should consult his, her or its own legal, tax and financial advisers regarding the desirability of the value of the Shares. Lack of such consultation may lead to an undesirable investment decision with respect to investment in the Shares.

The Trust is an “emerging growth company” and the reduced disclosure requirements applicable to emerging growth companies may make the Shares less attractive to investors.

The Trust is an “emerging growth company,” as defined in the JOBS Act, and intends to take advantage of certain exemptions from various reporting requirements that are applicable to other public companies, including, but not limited to, not being required to comply with the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act, reduced disclosure obligations regarding executive compensation in its periodic reports and exemptions from the requirement of shareholder approval of any golden parachute payments not previously approved. The Trust intends to take advantage of these reporting exemptions until it is no longer an emerging growth company. The Sponsor and the Trust cannot predict if investors will find the Shares less attractive because the Trust will rely on these exemptions. The Trust will remain an emerging growth company for up to five years after its initial public offering, although it will lose that status sooner if the Trust has more than $1.235 billion of revenues in a fiscal year, has more than $700 million in market value of Shares held by non-affiliates as of any June 30 or issues more than $1.0 billion of non-convertible debt over a rolling three-year period. If some investors find the Shares less attractive as a result, there may be a less active trading market for the Shares and the price of the Shares may be more volatile.

Risk Factors Related to Staking

The Trust will not be permitted to engage in Staking unless (and, then, only to the extent that) the Staking Condition is satisfied in addition to the Trust satisfying any additional requirements that may arise in connection with the satisfaction of the Staking Condition, which could negatively affect the value of the Shares.

The Trust currently is prohibited from engaging in Staking, and there can be no assurance that the Trust will be permitted to engage in Staking in the future. The Trust Agreement provides that the Trust may engage in Staking, but only if (and, then, only to the extent that) the Staking Condition has been satisfied. As of the date of this annual report, the Staking Condition has not been met for the Trust, and there can be no assurance as to whether or when the Staking Condition will be met for the Trust in the future.

Even if the Staking Condition is met for the Trust in the future, the Sponsor has sole discretion over whether the Trust will engage in Staking, and there can be no assurance that the Sponsor will cause the Trust to engage in Staking.

Subject to the Staking Condition being satisfied and subject to compliance with certain related requirements, in the future the Trust may stake a portion of its LINK holdings to receive Staking Consideration. However, as long as the Staking Condition and any related requirements have not been satisfied the Trust will not stake any portion of its LINK holdings to receive Staking Consideration. The current inability of the Trust to engage in Staking and receive such Staking Consideration could place the Shares at a comparative disadvantage relative to an investment in LINK directly or through a vehicle that is not subject to such a prohibition, which could negatively affect the value of the Shares.

Staking introduces a risk of loss of LINK, which could adversely affect the value of the Shares.

Staking introduces a risk of loss of LINK. None of the Trust’s assets, including potentially staked assets, are subject to the protections enjoyed by depositors or customers of institutions with FDIC or Securities Investor Protection Corporation membership.

Node Operator Stakers who help power oracle services can have their staked LINK slashed for failing to meet performance requirements. In particular, Node Operator Stakers serving the ETH/USD Data Feed on the Ethereum Network will be slashed 700 LINK each if a valid alerting condition is met. Community Stakers will not be at risk of slashing. Over time, the conditions around slashing amounts are expected to evolve, particularly as Chainlink staking expands to support more oracle services.

If slashing penalities are expanded to other stakers in future protocol upgrades, there can be no guarantee that slashing penalties and resulting losses will not occur as a result of the activities of a Staking Provider. Furthermore, a Staking Provider’s liability to the Trust is expected to be limited, and a Staking Provider may lack the assets or insurance in order to support the recovery of any losses incurred. While the Staking Arrangements may provide for indemnification up to a specified cap, slashing insurance or other reimbursement programs, there can be no guarantee that the Trust would recover any of its staked assets, or the value thereof, if it is subject to penalties imposed by the Chainlink Network.

Staked LINK tokens will be inaccessible for a period of time, which could result in certain liquidity risk to the Trust.

Under current Chainlink Network protocols, staked LINK tokens are permitted to be un-staked by the holder of the private keys for the withdrawal address of such LINK tokens. However, as part of the “activating” and “unbonding” processes of staking, staked LINK tokens will be inaccessible for a period of time. “Activation” is the funding of a validator to be included in the active set, thereby allowing the validator to participate in the Chainlink Network’s proof-of-stake consensus protocol. Once staked, LINK becomes subject to a mandatory “unbonding” period, currently set at 28 days, during which it cannot be transferred or withdrawn. This can result in certain liquidity risk to the Trust, which the Sponsor will seek to manage through a range of risk management methods.

Subject to the Staking Condition being satisfied and subject to compliance with certain related requirements, the Sponsor has sole discretion over whether the Trust will engage in Staking, and there can be no assurance that the Sponsor will cause the Trust to engage in Staking. If the Sponsor causes the Trust to engage in Staking, the Sponsor anticipates that it will engage in staking with respect to all of the Trust’s LINK at all times, except (i) as necessary to pay the Sponsor’s Fee, (ii) as necessary to pay any additional Trust expenses, (iii) as necessary to satisfy existing and reasonably foreseen potential redemption requests (assuming the Trust is then permitted to operate an ongoing redemption program) as determined by the Sponsor, (iv) as necessary to reduce the LINK obtained by the Trust as Staking Consideration to cash for distribution at regular intervals, (v) if the Sponsor determines that Staking raises significant governmental, policy or regulatory concerns or is subject or likely subject to a specialized regulatory regime, (vi) if the Sponsor determines there exists vulnerabilities in the source code or cryptography underlying the Chainlink Network, (vii) if the Custodian or Staking Provider discontinues their arrangements with the Trust, (viii) if the Sponsor otherwise determines that continued Staking of such portion of the Trust’s assets would be inconsistent with the Trust’s purpose of protecting and preserving the value of the Trust Estate, (ix) to fund or replenish the Liquidity Sleeve or (x) in accordance with any other exception that is expressly contemplated by an opinion, ruling or tax guidance that satisfies the Staking Condition. All LINK received by the Trust in connection with the creation of new Shares, or as Staking Consideration, would also be staked upon receipt by the Trust, unless one or more of the exceptions described in clauses (i)-(ix) above applies. Insofar as the Sponsor, in its sole discretion, causes the Trust to engage in Staking, the Sponsor generally intends to seek to stake as much of the Trust's LINK as is practicable (i.e., up to 100%) at all times, with the remainder of the Trust's

LINK remaining unstaked in order to address the various exceptions and other considerations described herein, including the satisfaction of the Staking Condition, and the percentage of the Trust's LINK that is staked each day will be reported the following day at 4:00 p.m., New York time, on etfs.grayscale.com/glnk.

In the future and subject to the satisfaction of the Staking Condition thereto, the Sponsor, on behalf of the Trust, may be able to enter into other financing arrangements or implement other mechanisms to manage LINK liquidity constraints, including entering into short-term financing arrangements with its Custodian to provide LINK to the Trust for settlement of trades with the Trust's Liquidity Provider(s), if necessary. These liquidity risk policies and procedures are intended to be consistent with NYSE Arca's proposed generic listing standards. However, there can be no assurance that such arrangements will be available as intended or provide sufficient liquidity to satisfy redemption requests.

Due to the time involved in “unbonding,” there is a risk that the Trust could become unable to timely meet excessive redemption requests in amounts that are greater than the portion of the Trust’s LINK that remains un-staked, leading to temporary delays in settlement and, in extreme scenarios, the temporary unavailability of the Trust’s redemption program. Moreover, any staked LINK which must be un-staked in order to fulfill a redemption (to the extent such redemption cannot be fulfilled utilizing the portion of the Trust’s LINK that has not been staked, or through another mechanism to manage liquidity in connection with redemption orders contemplated by an opinion of a Tax Advisor, a Tax Ruling or Tax Guidance that satisfies the Staking Condition) will be un-staked only after the redemption request is approved by the Trust, the Sponsor executes an un-stake or withdrawal transaction through the Custodian, and such transaction is processed by the Chainlink Network. The Staking Provider will not be able to transfer unstaked LINK or Staking Consideration to another address.

Although the Sponsor anticipates, if the Staking Condition has been satisfied with respect to such activities, that the Trust may enter into financing arrangements to borrow LINK in order to fulfill redemption requests if the Trust’s unstaked LINK is insufficient to do so, there can be no assurance that such arrangements will be available as intended or provide sufficient liquidity to satisfy redemption requests.

The Trust will be dependent on third parties to effectively execute the Trust’s Staking Arrangements.

As the Sponsor currently anticipates that Staking will be carried out by staking to third-party Staking Providers, the amount of Staking Consideration that the Trust’s staking activity will generate will be dependent on the performance of the Staking Provider, including the adequacy and reliability of the hardware and software utilized by the Staking Provider. If the Custodian or the Staking Provider experience service outages or otherwise are unable to optimally execute the Staking of the Trust’s LINK, the Trust’s Staking Consideration may be adversely affected.

The regulatory landscape surrounding Staking is uncertain.

The regulatory landscape surrounding Staking is highly uncertain, and may expose the Sponsor, Custodian, third-party Staking Providers and the Trust and its shareholders to unforeseen regulatory risks or potential enforcement actions. For example, there is a risk that the Staking Arrangements could constitute an “investment contract” under the federal securities laws, such that it is a security, and thus needs to be registered or eligible for an exemption from registration. In May 2025, staff at the SEC Division of Corporation Finance issued a statement (the “SEC Staking Statement”) expressing the view that certain staking activities do not involve the offer and sale of securities within the meaning of the federal securities laws, and we believe the Staking Arrangements satisfy the criteria in this guidance. However, the SEC Staking Statement is not a rule, regulation, guidance, or statement of the Commission, and has no legal force or effect. Also, the SEC Staking Statement only applies to certain staking activities related to participating in the consensus mechanism of a proof-of-stake blockchain network, and so does not directly apply to staking on the Chainlink Network. There is accordingly a risk that a court could disagree with the views expressed in the SEC Staking Statement. In that case, or if LINK were deemed a security, there would also be a risk that a Staking Provider could be deemed to be acting as a broker-dealer, on the basis that the Staking Provider is receiving a commission for effecting the staking transactions and receipt of Staking Consideration.

The Sponsor is permitted to cause the Trust to engage in Staking only if certain conditions set forth in the Trust Agreement relating to the qualification of the Trust as a grantor trust for U.S. federal income tax purposes are satisfied. Due to the lack of authority regarding the ability of a grantor trust to engage in activities such as Staking, there can be no assurance whether or when these conditions will be satisfied or the Trust will be permitted to engage in Staking.

If the Staking Condition is satisfied, beneficial owners of Shares could incur tax liabilities without receiving corresponding distributions from the Trust.

There can be no assurance that the Staking Condition will be satisfied or that the Trust will stake any of its LINK tokens. If the Staking Condition is satisfied and the Trust engages in staking, shareholders may suffer adverse tax consequences. In particular, the IRS provided in the 2023 Staking Guidance that the receipt of staking rewards will, under certain circumstances, give rise to current, ordinary income for U.S. federal income tax purposes, and, although the 2023 Staking Guidance contemplates a different form of staking, it is likely that the receipt of staking rewards from LINK staking on the Chainlink Network would similarly give rise to taxable income. Assuming that the Trust is properly treated as a grantor trust for U.S. federal income tax purposes, beneficial owners of Shares will likely be required to take their ratable share of any such income into account in determining their own tax liability, regardless of whether the Trust makes any corresponding distributions. Shareholders should therefore expect that, if the Staking Condition is satisfied, other sources of funds may be needed to satisfy any associated tax liability. Moreover, if the Staking Condition were satisfied and the Trust were to sell LINK to fund cash distributions in respect of that tax liability, a shareholder generally would be treated as having sold its pro rata share of those LINK for their fair market value at that time (which, in the case of LINK sold by the Trust, generally will be equal to the cash proceeds received by the Trust in respect thereof), and the shareholder generally would recognize gain or loss on such sale as described in the section entitled “Material U.S. Federal Income Tax Consequences.

Item 1B. Unresolved Staff Comments

Not applicable.

Item 1C. Cybersecurity

To prevent, detect and respond to information security threats, the Sponsor maintains a cyber risk management program. The program is supervised by an in-house dedicated Chief Information Security Officer (“CISO”), with over 15 years of experience in financial services risk management, whose team is responsible for leading enterprise-wide cybersecurity strategy, policy, standards, architecture, and processes. The Enterprise Risk Committee (“ERC”), which includes members of management of the Sponsor, receives regular reports from the CISO on, among other things, the Sponsor’s cyber risks and threats, the status of projects to strengthen the Sponsor’s information security systems, assessments of the Sponsor’s security program and the emerging threat landscape.

The ERC provides updates to the Board quarterly, including on changes to security risks and outcomes. The CISO also promptly informs and updates the ERC and the Board of the Sponsor about any information security incidents that may pose a material risk to the Sponsor. The Sponsor contracts an independent third party to conduct a full cyber risk assessment annually, and the results of those assessments are included in reporting to the ERC and the Board. Material outcomes from any penetration testing, vulnerability scanning, and business continuity or disaster recovery testing are additionally included in reporting to the ERC and Board.

The Sponsor’s Security Awareness Program includes training that reinforces the Sponsor’s Information Security policies, standards, and practices, and the expectation that employees will comply with these policies. The Security Awareness Program engages personnel through training on how to identify potential cybersecurity risks and protect the Sponsor’s resources and information. This training is mandatory for all employees upon onboarding at the firm and again annually, and it is supplemented by firmwide training and testing initiatives, including periodic phishing tests.

The Sponsor administers a Third-Party Risk Management Program at the firm to identify, assess and oversee the risk associated with service providers and third parties involved in the supply chain. Third parties are assessed for risk and may additionally be required to adhere to additional security diligence requirements administered with oversight from the CISO according to risk, including cybersecurity diligence questionnaires, evidence validation, SOC report reviews, and/or on-site assessments. Material changes to the program, new, or worsening security risks associated with third parties are reported to the ERC at least quarterly.

Cybersecurity Breaches:

During the year ended December 31, 2025, we did not identify any cybersecurity threats at the Sponsor or the Trust that have materially affected or are reasonably likely to materially affect our business strategy, results of operations, or financial condition.. However, even though we take steps to employ reasonable cybersecurity efforts, not every cybersecurity incident can be prevented or detected. Therefore, while we believe there are currently no risks from any potential cybersecurity threat or cybersecurity incident that are reasonably likely to have a material effect on our results of operations or financial condition, the likelihood or severity of such risks are difficult to predict.

Item 2. Properties

None.

Item 3. Legal Proceedings

Grayscale Operating, LLC, the former Co-Sponsor of the Trust until May 3, 2025, was a party to certain legal proceedings during the period covered by this report. Although the Trust is not a party to these proceedings, the Trust may in the future be subject to legal proceedings or disputes.

On May 19, 2025, Genesis Global Capital, LLC (“Genesis Capital”) and Genesis Asia Pacific Pte. Ltd. (“Genesis Asia”) filed a complaint in the United States Bankruptcy Court for the Southern District of New York (“SDNY Bankruptcy Court”) against Digital Currency Group, Inc. (“DCG”) and certain of its affiliates including GSO alleging that Genesis Capital made certain preferential transfers to GSI, the predecessor in interest to GSO prior to the Merger, during the preference period prior to Genesis Capital’s filing of a bankruptcy petition in SDNY Bankruptcy Court while GSI was allegedly an insider to Genesis Capital pursuant to 11 U.S.C. § 101(31). Genesis Capital seeks to avoid the alleged preferential transfers pursuant to 11 U.S.C. § 547(b), as well as recovery of property and disallowance of claims. Genesis Capital is seeking to avoid transfers to GSI, the predecessor in interest to GSO prior to the Merger, of 105 Bitcoin and 37,647.06 Ethereum Classic tokens. GSO believes this lawsuit is without merit and intends to vigorously defend against it.

As of the date of this Annual Report, the Sponsor does not expect the foregoing proceedings to have a material adverse effect on the Trust’s business, financial condition or results of operations.

The Sponsor and/or the Trust may be subject to additional legal proceedings and disputes in the future.

Item 4. Mine Safety Disclosures

Not applicable.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market Information

The Shares commenced trading on NYSE Arca on December 2, 2025 under the ticker symbol “GLNK.”

Holders of Record

As of December 31, 2025, there were approximately 39 DTC participating shareholders of record of the Trust. Because most of the Trust’s Shares are held by brokers and other institutions on behalf of shareholders, we are unable to estimate the total number of shareholders represented by these record holders.

Dividends

The Trust made no distributions to shareholders during the year ended December 31, 2025. The Trust has no obligation to make periodic distributions to shareholders.

Recent Sales of Unregistered Shares

Prior to the Uplisting Date, the Registrant had distributed 1,472,010 Shares at varying prices determined by reference to the NAV per Share to selected “accredited investors,” within the meaning of Rule 501 of Regulation D under the Securities Act. The Shares were sold in connection with an ongoing offering pursuant to Rule 506(c) of Regulation D under the Securities Act. Genesis acted as the Authorized Participant with respect to these distributions. In exchange for these sales, the Trust received an aggregate of 1,374,468.97510746 LINK. During the year ended December 31, 2025, the Registrant did not distribute any Shares under 506(c) of Regulation D under the Securities Act. Because Shares have been, and continue to be, created and issued on a periodic basis, a “distribution,” as such term is used in the Securities Act, may be occurring from time to time. As a result, an Authorized Participant facilitating the creation of Shares and acting as a distributor and marketer during any such period may be deemed an “underwriter” under Section 2(a)(11) of the Securities Act. No underwriting discounts or commissions were paid to an Authorized Participant with respect to such sales.

Purchases of Equity Securities

Although the Trust does not purchase Shares directly from its shareholders, in connection with its redemption of Baskets from Authorized Participants, the Trust did not redeem any Baskets during the three months ended December 31, 2025:

Period	Total Number of Shares of GLNK Redeemed	Average Price Paid per Share of GLNK(1)
October 1, 2025 - October 31, 2025	-	$-
November 1, 2025 - November 30, 2025	-	-
December 1, 2025 - December 31, 2025	-	-
Total	-	$-
(1)
The Price Paid per Share is based on the NAV per Share, which is derived from the Index Price as represented by the Index as of 4:00 p.m., New York time, on the valuation date. The Trust’s NAV per Share is calculated using a non-GAAP methodology where the price is derived from multiple Digital Asset Trading Platforms.

Item 6. [Reserved]

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis of our financial condition and results of operations should be read together with, and is qualified in its entirety by reference to, our audited financial statements and related notes included elsewhere in this Annual Report, which have been prepared in accordance with generally accepted accounting principles in the United States (“U.S. GAAP”). The following discussion may contain forward-looking statements based on assumptions we believe to be reasonable. Our actual results could differ materially from those discussed in these forward-looking statements. Factors that could cause or contribute to these differences include, but are not limited to, those discussed below and elsewhere in this Annual Report, particularly in “Item 1A. Risk Factors” and “Forward-Looking Statements.”

Trust Overview

The Trust is a passive entity that is managed and administered by the Sponsor and does not have any officers, directors or employees. The Trust holds LINK and, from time to time on a periodic basis, issues Creation Baskets in exchange for deposits of LINK. On December 1, 2025, in connection with the approval for listing and trading of the Shares of the Trust under the Generic Listing Standards and the effectiveness of the registration statement on Form S-1, as amended (File No. 333-290091), the Sponsor authorized the commencement of a redemption program. Shares of the Trust began trading on NYSE Arca on December 2, 2025, following the effectiveness of the Trust’s registration statement on Form S-1, as amended. The Trust issues Shares only in one or more blocks of 10,000 Shares (a block of 10,000 Shares is called a “Basket”) to certain Authorized Participants from time to time. Baskets are offered in exchange for LINK. Through its redemption program, the Trust redeems Shares from Authorized Participants on an ongoing basis. As a passive investment vehicle, the Trust’s investment objective is for the value of the Shares (based on LINK per Share) to reflect the value of the LINK held by the Trust, determined by reference to the Index Price, less the Trust’s expenses and other liabilities. Pursuant to the terms of the Trust Agreement, although LINK is available on multiple blockchains, the Trust may only hold LINK tokens existing on the Ethereum Network. While an investment in the Shares is not a direct investment in LINK, the Shares are designed to provide investors with a cost-effective and convenient way to gain investment exposure to LINK. The Trust is not managed like a business corporation or an active investment vehicle. The Trust will not utilize leverage, derivatives or any similar arrangements in seeking to meet its investment objective.

Critical Accounting Policies and Estimates

Investment Transactions and Revenue Recognition

The Trust considers investment transactions to be the receipt of LINK by the Trust in connection with Share creations and the delivery of LINK by the Trust in connection with Share redemptions or for payment of expenses in LINK. Prior to December 2, 2025, the Trust was not accepting redemption requests, however the Sponsor has since authorized the commencement of the Trust’s redemption program on December 2, 2025 in connection with the uplisting of the Shares to NYSE Arca. The Trust records its investment transactions on a trade date basis and changes in fair value are reflected as net change in unrealized appreciation or depreciation on investments. Realized gains and losses are calculated using the specific identification method. Realized gains and losses are recognized in connection with transactions including settling obligations for the Sponsor’s Fee in LINK.

Principal Market and Fair Value Determination

To determine which market is the Trust’s principal market (or in the absence of a principal market, the most advantageous market) for purposes of calculating the Trust’s net asset value in accordance with U.S. GAAP (“Principal Market NAV”), the Trust follows Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 820-10, Fair Value Measurement, which outlines the application of fair value accounting. ASC 820-10 determines fair value to be the price that would be received for LINK in a current sale, which assumes an orderly transaction between market participants on the measurement date. ASC 820-10 requires the Trust to assume that LINK is sold in its principal market to market participants or, in the absence of a principal market, the most advantageous market. Market participants are defined as buyers and sellers in the principal or most advantageous market that are independent, knowledgeable, and willing and able to transact.

The Trust only receives LINK in connection with a creation order from the Authorized Participant (or a Liquidity Provider) and does not itself transact on any Digital Asset Markets. Therefore, the Trust looks to market-based volume and level of activity for Digital Asset Markets. The Authorized Participant(s), or a Liquidity Provider, may transact in a Brokered Market, a Dealer Market, Principal-to-Principal Markets and Exchange Markets (referred to as “Trading Platform Markets” in this Annual Report), each as defined in the FASB ASC Master Glossary (collectively, “Digital Asset Markets”).

In determining which of the eligible Digital Asset Markets is the Trust’s principal market, the Trust reviews these criteria in the following order:

•
First, the Trust reviews a list of Digital Asset Markets that maintain practices and policies designed to comply with anti-money laundering (“AML”) and know-your-customer (“KYC”) regulations, and non-Digital Asset Trading Platform Markets that the Trust reasonably believes are operating in compliance with applicable law, including federal and state licensing requirements, based upon information and assurances provided to it by each market.
•
Second, the Trust sorts these Digital Asset Markets from high to low by market-based volume and level of activity of LINK traded on each Digital Asset Market in the trailing twelve months.
•
Third, the Trust then reviews pricing fluctuations and the degree of variances in price on Digital Asset Markets to identify any material notable variances that may impact the volume or price information of a particular Digital Asset Market.
•
Fourth, the Trust then selects a Digital Asset Market as its principal market based on the highest market-based volume, level of activity and price stability in comparison to the other Digital Asset Markets on the list. Based on information reasonably available to the Trust, Trading Platform Markets have the greatest volume and level of activity for the asset. The Trust therefore looks to accessible Trading Platform Markets as opposed to the Brokered Market, Dealer Market and Principal-to-Principal Markets to determine its principal market. As a result of the aforementioned analysis, a Trading Platform Market has been selected as the Trust’s principal market.

The Trust determines its principal market (or in the absence of a principal market the most advantageous market) annually and conducts a quarterly analysis to determine (i) if there have been recent changes to each Digital Asset Market’s trading volume and level of activity in the trailing twelve months, (ii) if any Digital Asset Markets have developed that the Trust has access to, or (iii) if recent changes to each Digital Asset Market’s price stability have occurred that would materially impact the selection of the principal market and necessitate a change in the Trust’s determination of its principal market.

The cost basis of the LINK received by the Trust in connection with a creation order is recorded by the Trust at the fair value of LINK at 4:00 p.m., New York time, on the creation date for financial reporting purposes. The cost basis recorded by the Trust may differ from proceeds collected by the Authorized Participant from the sale of the corresponding Shares to investors.

Investment Company Considerations

The Trust is an investment company for U.S. GAAP purposes and follows accounting and reporting guidance in accordance with the FASB ASC Topic 946, Financial Services—Investment Companies. The Trust uses fair value as its method of accounting for LINK in accordance with its classification as an investment company for accounting purposes. The Trust is not a registered investment company under the Investment Company Act. U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts in the financial statements and accompanying notes. Actual results could differ from those estimates and these differences could be material.

Review of Financial Results

Financial Highlights for the Years Ended December 31, 2025, 2024, and 2023

(All amounts in the following table and the subsequent paragraphs, except Share, LINK and price of LINK amounts, are in thousands)

	For the Years Ended December 31,
	2025	2024	2023
Net realized and unrealized (loss) gain on investment in LINK	$(18,937)	$4,515	$2,869
Net (decrease) increase in net assets resulting from operations	$(19,426)	$4,222	$2,807
Net assets(1)	$73,816	$22,437	$4,518
(1)
Net assets in the above table and subsequent paragraphs are calculated in accordance with U.S. GAAP based on the Digital Asset Market price of LINK on the Digital Asset Trading Platform that the Trust considered its principal market, as of 4:00 p.m., New York time, on the valuation date.

Net realized and unrealized loss on investment in LINK for the year ended December 31, 2025 was ($18,937), which includes a realized loss of ($48) on the transfer of LINK to pay the Sponsor’s Fee and ($18,889) net change in unrealized appreciation/depreciation on investment in LINK. Net realized and unrealized loss on investment in LINK for the period was driven by LINK price depreciation from $19.96 per LINK as of December 31, 2024, to $12.24 per LINK as of December 31, 2025. Net decrease in net assets resulting from operations was ($19,426) for the year ended December 31, 2025, which consisted of the net realized and unrealized loss on investment in LINK plus the Sponsor’s Fee of ($489). Net assets increased to $73,816 at December 31, 2025, a 229% increase for the year. The increase in net assets resulted from the contribution of approximately 4,933,498 LINK with a value of $70,805 to the Trust, partially offset by the aforementioned LINK price depreciation and the withdrawal of approximately 27,893 LINK to pay the foregoing Sponsor’s Fee.

Net realized and unrealized gain on investment in LINK for the year ended December 31, 2024 was $4,515, which includes a realized loss of ($111) on the transfer of LINK to pay the Sponsor’s Fee and $4,626 net change in unrealized appreciation/depreciation on investment in LINK. Net realized and unrealized gain on investment in LINK for the period was driven by LINK price appreciation from $15.11 per LINK as of December 31, 2023 to $19.96 per LINK as of December 31, 2024. Net increase in net assets resulting from operations was $4,222 for the year ended December 31, 2024, which consisted of the net realized and unrealized gain on investment in LINK, less the Sponsor’s Fee of $293. Net assets increased to $22,437 at December 31, 2024, a 397% increase for the year. The increase in net assets resulted from the aforementioned LINK price appreciation and the contribution of approximately 844,614 LINK with a value of $13,697 to the Trust in connection with Share creations, partially offset by the withdrawal of approximately 19,471 LINK to pay the foregoing Sponsor’s Fee.

Net realized and unrealized gain on investment in LINK for the year ended December 31, 2023 was $2,869, which includes a realized loss of ($148) on the transfer of LINK to pay the Sponsor’s Fee and $3,017 net change in unrealized appreciation/depreciation on investment in LINK. Net realized and unrealized gain on investment in LINK for the period was driven by LINK price appreciation from $5.58 per LINK as of December 31, 2022 to $15.11 per LINK as of December 31, 2023. Net increase in net assets resulting from operations was $2,807 for the year ended December 31, 2023, which consisted of the net realized and unrealized gain on investment in LINK, less the Sponsor’s Fee of $62. Net assets increased to $4,518 at December 31, 2023, a 164% increase for the year. The increase in net assets resulted from the aforementioned LINK price appreciation, partially offset by the withdrawal of approximately 7,569 LINK to pay the foregoing Sponsor’s Fee.

Cash Resources and Liquidity

The Trust only receives and holds cash in order to facilitate creations and redemptions pursuant to Cash Orders, and has not otherwise had or maintained a cash balance at any time since inception. When selling LINK in the Digital Asset Market to pay Additional Trust Expenses on behalf of the Trust, the Sponsor endeavors to sell the exact amount of LINK needed to pay expenses in order to minimize the Trust’s holdings of assets other than LINK. In addition, upon the consummation or deemed failure of a Cash Order to create or redeem Baskets, the Trust will promptly return any excess cash it continues to hold with respect to such Cash Order to the applicable counterparty. As a consequence, the Sponsor expects that the Trust will not record any cash flow from its operations and that its cash balance will be zero at the end of each reporting period. Furthermore, the Trust is not a party to any off-balance sheet arrangements.

Generally, the Trust does not intend to hold cash, except in connection with Cash Orders for creations or redemptions of Baskets. Cash includes non-interest bearing non-restricted cash with one institution. Cash in a bank deposit account, at times, may exceed U.S. federally insured limits. The Trust has not experienced any losses in such accounts and does not believe it is exposed to any significant credit risk on such bank deposits.

In exchange for the Sponsor’s Fee, the Sponsor has agreed to assume most of the expenses incurred by the Trust. As a result, the only ordinary expense of the Trust expected to be incurred is the Sponsor’s Fee.

The Sponsor, from time to time, may temporarily waive all or a portion of the Sponsor’s Fee of the Trust in its discretion for stated periods of time. Effective December 2, 2025, the Sponsor has determined to waive a portion of the Sponsor’s Fee until the earlier of (x) March 2, 2026 and (y) the first date on which the NAV of the Trust exceeds $1.0 billion (such period, the “Fee Waiver Period”). If the Trust’s NAV exceeds $1.0 billion prior to March 2, 2026, 2026, the Sponsor’s Fee charged on assets over $1.0 billion would have become 0.35%. All investors will incur the same Sponsor’s Fee, which is the weighted average of those fee rates. Following the expiration of the Fee Waiver Period on March 2, 2026, the effective Sponsor’s Fee is now 0.35%. From December 2, 2025 to December 31, 2025, the Trust’s assets did not exceed $1.0 billion and no Sponsor’s Fee had been incurred.

The Trust is not aware of any trends, demands, conditions or events that are reasonably likely to result in material changes to its liquidity needs.

Selected Operating Data

	As of December 31,
	2025	2024	2023
Price of LINK on principal market	$12.24	$19.96	$15.11
Principal Market NAV per Share(1)	$10.87	$18.13	$14.07
Principal Market NAV(1)	$73,815,919	$22,437,471	$4,517,575
Index Price	$12.25	$19.98	$15.10
NAV per Share(2)	$10.87	$18.15	$14.06
NAV (Non-GAAP)(2)	$73,841,877	$22,459,954	$4,514,586

(1)
The Principal Market NAV and Principal Market NAV per Share are calculated using the fair value of LINK based on the price provided by the Digital Asset Trading Platform that the Trust considered its principal market, as of 4:00 p.m., New York time, on the valuation date, in accordance with U.S. GAAP.
(2)
The Trust’s NAV and NAV per Share are derived from the Index Price as represented by the Index as of 4:00 p.m., New York time, on the valuation date. The Trust’s NAV per Share is calculated using a non-GAAP methodology where the price is derived from multiple Digital Asset Trading Platforms. See “Item 1. Business—Overview of the Chainlink Industry and Market—LINK Value—The Index and the Index Price” for a description of the Index and the Index Price.

For accounting purposes, prior to December 2, 2025, the Trust reflected creations and the LINK receivable for proceeds with respect to such creations on the date of receipt of a notification of a creation but did not issue Shares until the requisite amount of LINK for proceeds was received. Effective December 2, 2025, the date on which the Shares of the Trust began trading on NYSE Arca, the Trust reflects creations and redemptions and the LINK for proceeds receivable or payable with respect to such creations and redemptions, respectively, on the business day following the receipt of a notification of a creation or redemption order by an Authorized Participant. Creation and redemption orders are settled on T+1 or T+2, as established at the time of order placement, and therefore the LINK for proceeds receivable or payable with respect to such creations and redemptions, respectively, are recorded as a receivable or payable until the LINK are delivered or removed from the Trust for settlement.

Historical NAV and LINK Prices

As movements in the price of LINK will directly affect the price of the Shares, investors should understand recent movements in the price of LINK. Investors, however, should also be aware that past movements in the LINK price are not indicators of future movements. Movements may be influenced by various factors, including, but not limited to, government regulation, security breaches experienced by service providers, as well as political and economic uncertainties around the world.

Effective as of December 2, 2025, the Trust established an ongoing share creation and redemption program and the Shares of the Trust were listed to NYSE Arca. Hence, the Trust’s performance for periods prior to December 2, 2025 is not directly comparable to, and should not be used to make conclusions in conjunction with, the Trust’s performance for periods subsequent to December 2, 2025.

The following chart illustrates the movement in the Trust’s NAV per Share (as adjusted for the Reverse Share Split effective March 18, 2022) versus the Index Price and the Trust’s Principal Market NAV per Share (as adjusted for the Reverse Share Split effective March 18, 2022) from February 26, 2021 (the commencement of the Trust’s operations) to December 31, 2025. For more information on the determination of the Trust’s NAV, see “Item 1. Business—Overview of the Chainlink Industry and Market—LINK Value—The Index and the Index Price.”

The following table illustrates the movements in the Index Price from February 26, 2021 to December 31, 2025. The Sponsor has not observed a material difference between the Index Price and average prices from the Constituent Trading Platforms individually or as a group.

		High		Low
Period	Average	Index Price	Date	Index Price	Date	End of period	Last business day
February 26, 2021 (the commencement of the Trust’s operations) to December 31, 2021	$27.21	$50.54	5/9/2021	$13.99	7/20/2021	$19.07	$19.07
Twelve months ended December 31, 2022	$10.33	$27.78	1/9/2022	$5.46	12/30/2022	$5.58	$5.46
Twelve months ended December 31, 2023	$8.23	$16.84	12/8/2023	$5.10	6/19/2023	$15.10	$15.51
Twelve months ended December 31, 2024	$15.38	$29.59	12/16/2024	$9.31	8/5/2024	$19.98	$19.98
Twelve months ended December 31, 2025	$17.15	$27.19	8/22/2025	$10.90	4/8/2025	$12.25	$12.25
February 26, 2021 (the commencement of the Trust’s operations) to December 31, 2025	$15.29	$50.54	5/9/2021	$5.10	6/19/2023	$12.25	$12.25

The following table illustrates the movements in the Digital Asset Market price of LINK, as reported on the Trust’s principal market, from February 26, 2021 to December 31, 2025:

		High		Low
Period	Average	Digital Asset Market Price	Date	Digital Asset Market Price	Date	End of period	Last business day
February 26, 2021 (the commencement of the Trust’s operations) to December 31, 2021	$27.21	$50.43	5/9/2021	$13.99	7/20/2021	$19.07	$19.07
Twelve months ended December 31, 2022	$10.33	$27.74	1/9/2022	$5.45	12/30/2022	$5.58	$5.45
Twelve months ended December 31, 2023	$8.23	$16.85	12/8/2023	$5.10	6/19/2023	$15.11	$15.52
Twelve months ended December 31, 2024	$15.38	$29.61	12/16/2024	$9.32	8/5/2024	$19.96	$19.96
Twelve months ended December 31, 2025	$17.15	$27.18	8/22/2025	$10.90	4/8/2025	$12.24	$12.24
February 26, 2021 (the commencement of the Trust’s operations) to December 31, 2025	$15.29	$50.43	5/9/2021	$5.10	6/19/2023	$12.24	$12.24

The following chart sets out the historical closing prices for the Shares as reported by OTCQX and the Trust’s NAV per Share from May 16, 2022 to December 1, 2025.

GLNK Premium/(Discount): GLNK Share Price vs. NAV per Share (Non-GAAP) ($)

The following chart sets out the historical closing prices for the Shares as reported by NYSE Arca from December 2, 2025 to December 31, 2025 and the Trust’s NAV per Share from December 2, 2025 to December 31, 2025.

GLNK Premium/(Discount): GLNK Share Price vs. NAV per Share (Non-GAAP) ($)

The following chart sets out the historical premium and discount for the Shares calculated as a percentage of the historical closing prices for the Shares as reported by OTCQX and the Trust’s NAV per Share from May 16, 2022 to December 1, 2025.

GLNK Premium/(Discount): GLNK Share Price vs. NAV per Share (Non-GAAP) (%)

The following chart sets out the historical premium and discount for the Shares calculated as a percentage of the historical closing prices for the Shares as reported by NYSE Arca and the Trust’s NAV per Share from December 2, 2025 to December 31, 2025.

GLNK Premium/(Discount): GLNK Share Price vs. NAV per Share (Non-GAAP) (%)

Item 7A. Quantitative and Qualitative Disclosures about Market Risk

The Trust Agreement does not authorize the Trust to borrow for payment of the Trust’s ordinary expenses. The Trust does not engage in transactions in foreign currencies which could expose the Trust or holders of Shares to any foreign currency related market risk. The Trust does not invest in derivative financial instruments and has no foreign operations or long-term debt instruments.

Item 8. Financial Statements and Supplementary Data

See Index to Financial Statements on page F-1 for a list of the financial statements being filed therein.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

There have been no disagreements with accountants on any matter of accounting principles or practices or financial statement disclosures during the period for the year ended December 31, 2025.

Item 9A. Controls and Procedures

Conclusion Regarding the Effectiveness of Disclosure Controls and Procedures

The Trust maintains disclosure controls and procedures that are designed to ensure that information required to be disclosed in its Exchange Act reports is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to the Principal Executive Officer and Principal Financial and Accounting Officer of the Sponsor, and to the audit committee of the Sponsor, as appropriate, to allow timely decisions regarding required disclosure.

Under the supervision and with the participation of the Principal Executive Officer and the Principal Financial and Accounting Officer of the Sponsor, the Sponsor conducted an evaluation of the Trust’s disclosure controls and procedures, as defined under Exchange Act Rule 13a-15(e). Based on this evaluation, the Principal Executive Officer and the Principal Financial and Accounting Officer of the Sponsor concluded that, as of December 31, 2025, the Trust’s disclosure controls and procedures were effective.

Management’s Report on Internal Control over Financial Reporting

This annual report does not include a report of management’s assessment regarding internal control over financial reporting or an attestation report of the Trust’s registered public accounting firm due to a transition period established by rules of the SEC for newly public companies. In addition, because we are an “emerging growth company” under the JOBS Act, our independent registered public accounting firm will not be required to attest to the effectiveness of our internal control over financial reporting for so long as we are an emerging growth company.

Changes in Internal Control Over Financial Reporting

There was no change in the Trust’s internal controls over financial reporting that occurred during the Trust’s most recently completed fiscal quarter ended December 31, 2025 that has materially affected, or is reasonably likely to materially affect, these internal controls.

Item 9B. Other Information

Not applicable.

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections

Not applicable.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

Management of the Sponsor

The Trust does not have any directors, officers or employees. Under the Trust Agreement, all management functions of the Trust have been delegated to and are conducted by the Sponsor, its agents and its affiliates, including without limitation, the Custodian and its agents. As officers of the Sponsor, Peter Mintzberg, the principal executive officer of the Sponsor, and Edward McGee, the principal financial and accounting officer of the Sponsor, may take certain actions and execute certain agreements and certifications for the Trust, in their capacity as the principal officers of the Sponsor.

As of and prior to December 31, 2024, GSI had a board of directors that was responsible for managing and directing the affairs of the Sponsor. From January 1, 2025 to October 22, 2025, GSO Intermediate Holdings Corporation (“GSOIH”), a Delaware corporation formed in connection with the Reorganization, which was the sole managing member of GSO and an indirect subsidiary of DCG, had a board of directors which was responsible for managing and directing the affairs of the Sponsor.

On October 22, 2025, GSOIH consummated an internal corporate reorganization (the “Management Reorganization”), pursuant to which GSOIH transferred a portion of its common membership units of GSO for Class A shares of Grayscale Investments, Inc. (“Grayscale Investments”), a Delaware corporation incorporated in connection with the Management Reorganization, and ceded its managing member rights in GSO to Grayscale Investments. As a result of the Management Reorganization, Grayscale Investments is now the sole managing member of GSO, the sole member of the Sponsor.

From and after October 22, 2025, as a result of the Management Reorganization, DCG Grayscale Holdco, LLC (“DCG Holdco”), the sole stockholder of Grayscale Investments, elected a board of directors (the “Board”) at Grayscale Investments. As a result of the Management Reorganization, the Board of Grayscale Investments is responsible for managing and directing the affairs of the Sponsor, and consists of Barry Silbert, Mark Shifke, Simon Koster, Peter Mintzberg, and Edward McGee, the same members as the board of directors of GSOIH prior to the Management Reorganization. Mr. Mintzberg and Mr. McGee also retain the authority granted to them as officers of the Sponsor under the limited liability company agreement of the Sponsor.

The Sponsor has an Audit Committee. The Audit Committee has the responsibility for overseeing the financial reporting process of the Trust, including the risks and controls of that process and such other oversight functions as are typically performed by an audit committee of a public company.

The Sponsor has a code of ethics (the “Code of Ethics”) that applies to its executive officers and agents. The Code of Ethics is available by writing the Sponsor at 290 Harbor Drive, 4th Floor, Stamford, Connecticut 06902 or calling the Sponsor at (212) 668-1427. The Sponsor’s Code of Ethics is intended to be a codification of the business and ethical principles that guide the Sponsor, and to deter wrongdoing, to promote honest and ethical conduct, to avoid conflicts of interest, and to foster compliance with applicable governmental laws, rules and regulations, the prompt internal reporting of violations and accountability for adherence to this code.

Prior to January 1, 2025, references to the “Sponsor” in this section refer to GSI, and thereafter refer to GSO or GSIS, as applicable. In connection with the Reorganization, the former Board of GSI was reconstituted at GSOIH, and in connection with the Management Reorganization, the former board of GSOIH was reconstituted at Grayscale Investments. Prior to January 1, 2025, any references to the “Board” refer to the board of directors of Grayscale Investments, LLC, the former sponsor of the Trust. From January 1, 2025 to October 22, 2025, any references to the “Board” refer to the board of directors of GSOIH. From and after October 22, 2025, any references to the “Board” refer to the board of directors of Grayscale Investments.

Barry Silbert, Chairman of the Board

Barry Silbert, 49, is the Founder and Chief Executive Officer of DCG and has served as chairman of the Board since August 2025 (previously served as a director and chairman of the Board from February 2020 through December 2023). Until January 2021, Mr. Silbert was the Chief Executive Officer of the Sponsor. A pioneer in blockchain investing, Mr. Silbert established himself in 2012 as one of the earliest and most active investors in the industry. Mr. Silbert founded DCG in 2015 and today, it is one of the world’s most prolific investors in decentralized technologies, backing over 250 early-stage companies in more than 40 countries. Mr. Silbert founded Yuma, a decentralized AI-focused subsidiary of DCG, where he also serves as CEO. Yuma invests in, builds, and scales the Bittensor network. The Sponsor is a consolidated subsidiary of DCG. DCG also owns Foundry, Fortitude, Luno and Yuma. DCG also invests directly in digital currencies and other digital assets. Prior to leading DCG, Mr. Silbert was the founder and CEO of SecondMarket, a venture-backed technology company that was acquired by Nasdaq. Mr. Silbert has received numerous awards and accolades, including being named “Entrepreneur of the Year” by both Ernst & Young and Crain’s, and being selected to Fortune’s prestigious “40 under 40” list. Before becoming an entrepreneur, Mr. Silbert worked as an investment banker. He graduated with honors from the Goizueta Business School of Emory University..

Mark Shifke, Board Member

Mark Shifke, 66, is the Chief Financial Officer of DCG and has served as a director of the Board since January 2024. Since March 2021, Mr. Shifke has served on the board of directors of Dock Ltd., a full-stack payments and digital banking platform. Since September 2023, Mr. Shifke has served on the board of directors of Luno, a cryptocurrency platform. Mr. Shifke has nearly four decades of financial and fintech experience, and more than eight years of CFO experience leading two publicly-traded companies. Prior to joining DCG, Mr. Shifke served as CFO of Billtrust, a company focused on providing AR and cloud-based solutions around payments, and as CFO of Green Dot (NYSE: GDOT), a mobile banking company and payments platform. Previously, Mr. Shifke led teams at JPMorgan Chase and Goldman Sachs, specializing in M&A Structuring and Advisory, as well as Tax Asset Investments. Mr. Shifke also served as the Head of International Structured Finance Group at KPMG. Mr. Shifke began his career at Davis Polk, where he was a partner. He is a graduate of Tulane University (B.A./J.D.) and the New York University School of Law (LL.M. in Taxation).

Simon Koster, Board Member

Simon Koster, 44, is the Chief Strategy Officer of DCG and has served as a director of the Board since October 2025. As CSO, Mr. Koster leads the investment team, managing the portfolio comprised of digital assets, wholly owned subsidiaries, and more than 250 early-stage companies in over 35 nations across the world as of the date of this filing. Prior to his current role, Mr. Koster was the CEO of Real Estate at DCG, spearheading both internal and external real estate ventures. Previously, he served as CEO of The Collective and brings a decade of real estate experience from JDS Development Group, where he was instrumental in the acquisition and development of top-tier residential, hospitality, and mixed-use projects in New York City and Miami. He is a graduate of Rutgers University (B.S.) and holds a Master’s degree in Engineering from the University of Michigan. Mr. Koster has served on the board of directors of Foundry and Luno since 2023. He has served as a director of Fortitude since 2024 and as a director of Yuma since 2025. Each of Foundry, Luno, Fortitude and Yuma are affiliated with the registrant.

Peter Mintzberg, Board Member and Chief Executive Officer

Peter Mintzberg, 57, has been the Chief Executive Officer of the Sponsor and has served as a director of the Board since August 2024. Mr. Mintzberg joins the Sponsor from Goldman Sachs, where he served as Global Head of Strategy for Asset and Wealth Management. Prior, he held several global leadership roles in Strategy, M&A, and Investor Relations at BlackRock, Apollo, OppenheimerFunds, and Invesco. With deep knowledge across a broad base of client types and asset classes, Mr. Mintzberg has over two decades of experience developing and executing strategy and innovating to drive growth. Mr. Mintzberg started his career working at McKinsey & Co. in New York, San Francisco, and São Paulo, focused on the financial services and technology sectors. Mr. Mintzberg was recognized as a Latino leader in Finance by The Alumni Society in 2018, and was selected as a David Rockefeller Fellow in the 2016-2017 Class by the Partnership for New York City. He earned a bachelor’s degree in engineering from the Universidade Federal Rio de Janeiro, and an MBA from Harvard University.

Edward McGee, Board Member and Chief Financial Officer

Edward McGee, 42, has been the Chief Financial Officer of the Sponsor since January 2022 and has served as a director of the Sponsor since January 2024. Before serving as CFO, Mr. McGee was Vice President, Finance and Controller of the Sponsor since June 2019. Prior to taking on his role at the Sponsor, Mr. McGee served as a Vice President, Accounting Policy at Goldman, Sachs & Co. providing coverage to their SEC Financial Reporting team facilitating the preparation and review of their financial statements and provided U.S. GAAP interpretation, application and policy development while servicing their Special Situations Group, Merchant Banking Division and Urban Investments Group from 2014 to 2019. From 2011 to 2014, Mr. McGee was an auditor at Ernst & Young providing assurance services to publicly listed companies. Mr. McGee earned his Bachelor of Science degree in accounting from the John H. Sykes College of Business at the University of Tampa and graduated with honors while earning his Master of Accountancy in Financial Accounting from the Rutgers Business School at the State University of New Jersey. Mr. McGee is a Certified Public Accountant licensed in the state of New York.

Item 11. Executive Compensation

Not applicable.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Securities Authorized for Issuance under Equity Compensation Plans and Related Stockholder Matters

Not applicable.

Security Ownership of Certain Beneficial Owners and Management

The Trust does not have any directors, officers or employees. The following table sets forth certain information with respect to the beneficial ownership of the Shares for (i) each person that, to the Sponsor’s knowledge based on the records of the Transfer Agent and other ownership information provided to the Sponsor, owns beneficially a significant portion of the Shares; (ii) each director and executive officer of the Sponsor individually; and (iii) all directors and executive officers of the Sponsor as a group.

The number of Shares beneficially owned and percentages of beneficial ownership set forth below are based on the number of Shares outstanding as of March 6, 2026.

In accordance with the rules of the SEC, beneficial ownership includes voting or investment power with respect to securities.

Name and Address of Beneficial Owner	Amount and Nature of Beneficial Ownership	Percentage of Beneficial Ownership
Significant Shareholders:
Digital Currency Group, Inc.(1)	*	* %
Directors & Executive Officers of the Sponsor:(2)	*	* %
Barry Silbert(3)	*	* %
Mark Shifke	*	* %
Simon Koster	*	* %
Peter Mintzberg	*	* %
Edward McGee	*	* %
Directors & executive officers of the Sponsor as a group	*	* %
(1)
Barry Silbert is the Chief Executive Officer of DCG and in such capacity may be deemed to have voting and dispositive power over the securities held, directly or indirectly, by such entity.
(2)
The Trust does not have any directors, officers or employees. Under the Trust Agreement, all management functions of the Trust have been delegated to and are conducted by the Sponsor, its agents and its affiliates.
(3)
Does not include Shares beneficially owned through DCG.

* Represents beneficial ownership of less than 1%.

Unless otherwise indicated, the address for each shareholder listed in the table above is c/o Grayscale Investments Sponsors, LLC, 290 Harbor Drive, 4th Floor, Stamford, Connecticut 06902.

Item 13. Certain Relationships and Related Transactions and Director Independence

General

The Sponsor has not established formal procedures to resolve all potential conflicts of interest. Consequently, shareholders may be dependent on the good faith of the respective parties subject to such conflicts to resolve them equitably. Although the Sponsor attempts to monitor these conflicts, it is extremely difficult, if not impossible, for the Sponsor to ensure that these conflicts do not, in fact, result in adverse consequences to the Trust.

The Sponsor presently intends to assert that shareholders have, by subscribing for Shares of the Trust, consented to the following conflicts of interest in the event of any proceeding alleging that such conflicts violated any duty owed by the Sponsor to investors.

Digital Currency Group, Inc.

DCG is (i) the indirect parent company of the Sponsor, (ii) the indirect parent company of Grayscale Securities, the Authorized Participant from October 3, 2022 through December 1, 2025, and (iii) a minority interest holder in Kraken, one of the Digital Asset Trading Platforms included in the Index, representing less than 1.0% of its equity.

DCG has investments in a large number of digital assets and companies involved in the digital asset ecosystem, including trading platforms and custodians. DCG’s positions on changes that should be adopted in the Chainlink Network could be adverse to positions that would benefit the Trust or its shareholders. Additionally, before or after a hard fork, DCG’s position regarding which fork among a group of incompatible forks of the Chainlink Network should be considered the “true” Chainlink Network could be adverse to positions that would most benefit the Trust.

The Sponsor

The Sponsor has a conflict of interest in allocating its own limited resources among, when applicable, different clients and potential future business ventures, to each of which it owes fiduciary duties. Additionally, the professional staff of the Sponsor also services other affiliates of the Trust, including several other digital asset investment vehicles, and their respective clients. Although the Sponsor and its professional staff cannot and will not devote all of its or their respective time or resources to the management of the affairs of the Trust, the Sponsor intends to devote, and to cause its professional staff to devote, sufficient time and resources to manage properly the affairs of the Trust consistent with its or their respective fiduciary duties to the Trust and others.

The Sponsor and Grayscale Securities are affiliates of each other, and the Sponsor may engage other affiliated service providers in the future. Because of the Sponsor’s affiliated status, it may be disincentivized from replacing affiliated service providers. In connection with this conflict of interest, shareholders should understand that affiliated service providers will receive fees for providing services to the Trust. Clients of the affiliated service providers may pay commissions at negotiated rates which are greater or less than the rate paid by the Trust.

The Sponsor and any affiliated service provider may, from time to time, have conflicting demands in respect of their obligations to the Trust and, in the future, to other clients. It is possible that future business ventures of the Sponsor and affiliated service providers may generate larger fees, resulting in increased payments to employees, and therefore, incentivizing the Sponsor and/or the affiliated service providers to allocate its/their limited resources accordingly to the potential detriment of the Trust.

There is an absence of arm’s length negotiation with respect to some of the terms of the Trust, and, where applicable, there has been no independent due diligence conducted with respect to the Trust. The Sponsor will, however, not retain any affiliated service providers for the Trust which the Sponsor has reason to believe would knowingly or deliberately favor any other client over the Trust.

Authorized Participants

Prior to October 3, 2022, Genesis, an affiliate of the Trust and the Sponsor, was the only Authorized Participant and was party to a participant agreement with the Sponsor and the Trust. From October 3, 2022 through December 1, 2025, Grayscale Securities, an affiliate of the Trust and the Sponsor, was the Authorized Participant. Effective December 2, 2025, the Sponsor, on behalf of the Trust, and the Transfer Agent entered into Participant Agreements with Jane Street Capital, LLC, Virtu Americas LLC, Macquarie Capital (USA) Inc., and ABN AMRO Clearing USA LLC, pursuant to which such entities have agreed to act as Authorized Participants, and are able to conduct creations and redemptions for cash. In addition, as of the date of this annual report, Jane Street Capital, LLC and Virtu Americas LLC are able to conduct creations and redemptions in-kind. The Sponsor may engage additional Authorized Participants who are unaffiliated with the Trust in the future.

Proprietary Trading/Other Clients

Because the officers of the Sponsor may trade LINK for their own personal trading accounts (subject to certain internal trading policies and procedures) at the same time as they are managing the account of the Trust, the activities of the officers of the Sponsor, subject to their fiduciary duties, may, from time-to-time, result in their taking positions in their personal trading accounts which are opposite of the positions taken for the Trust. Records of the Sponsor’s officers’ personal trading accounts will not be available for inspection by shareholders.

Item 14. Principal Accountant Fees and Services

Fees for services performed by KPMG LLP (“KPMG”) for the years ended December 31, 2025 and 2024 were:

	Years Ended December 31,
	2025	2024
Audit fees	$124,800	$75,150
Total	$124,800	$75,150

In the table above, in accordance with the SEC’s definitions and rules, Audit Fees are fees paid to KPMG for professional services for the audit of the Trust’s financial statements included in the annual report on Form 10-K and review of financial statements included in the quarterly reports on Form 10-Q, and for services that are normally provided by the accountants in connection with regulatory filings or engagements.

Pre-Approved Policies and Procedures

The Trust has no board of directors, and as a result, has no audit committee or pre-approval policy with respect to fees paid to its principal accounting firm. Such determinations, including for the year ended December 31, 2025, are made by the Board and Audit Committee. Prior to January 1, 2025, “Board” refers to the board of directors of Grayscale Investments, LLC, the former Sponsor of the Trust. From January 1, 2025, to October 22, 2025, “Board” refers to the board of directors of GSOIH. From and after October 22, 2025, “Board” refers to the board of directors of Grayscale Investments.

PART IV

Item 15. Exhibits and Financial Statements Schedules

1. Financial Statements

See Index to Financial Statements on Page F-1 for a list of the financial statements being filed herein.

2. Financial Statement Schedules

Schedules have been omitted since they are either not required, not applicable, or the information has otherwise been included.

3. Exhibits

Exhibit Number	Exhibit Description

3.1	Certificate of Trust (incorporated by reference to Exhibit 3.1 of the Registration on Form S-1 filed by the Registrant on September 5, 2025).

3.2*	Certificate of Amendment to Certificate of Trust.

4.1	Second Amended and Restated Declaration of Trust and Trust Agreement (incorporated by reference to Exhibit 4.1 of the Registration Statement on Form S-1 filed by the Registrant on November 12, 2025).

4.2

Amendment No. 1 to the Amended and Restated Declaration of Trust and Trust Agreement (incorporated by reference to Exhibit 4.1 of the Post-Effective Amendment No. 1 of the Registration Statement on Form S-1 filed by the Registrant on December 2, 2025).

4.3	Form of Participant Agreement (incorporated by reference to Exhibit 4.2 of the Post-Effective Amendment No. 1 of the Registration Statement on Form S-1 filed by the Registrant on December 2, 2025).

4.4*	Description of Registrant’s Securities.

10.1†

Prime Broker Agreement, dated as of October 3, 2025, by and among the Sponsor and the Prime Broker, on behalf of itself and as agent for the Custodian and Coinbase Credit (incorporated by reference to Exhibit 10.1 of the Registration Statement on Form S-1 filed by the Registrant on November 12, 2025).

10.2

Fund Administration and Accounting Agreement, dated October 9, 2025, between the Trust and the Administrator (incorporated by reference to Exhibit 10.2 of the Registration Statement on Form S-1 filed by the Registrant on November 12, 2025).

10.3

Marketing Agent Agreement, dated October 22, 2025, between the Sponsor and the Marketing Agent (incorporated by reference to Exhibit 10.6 of the Registration Statement on Form S-1 filed by the Registrant on November 12, 2025).

10.4†

Index License Agreement, dated February 1, 2022, between the Sponsor, and the Index Provider (incorporated by reference to Exhibit 10.3 of the Registration on Form S-1 filed by the Registrant on September 5, 2025).

10.5†

Amendment No. 1 to the Index License Agreement dated June 20, 2023, between the Sponsor and Index Provider (incorporated by reference to Exhibit 10.4 of the Registration Statement on Form S-1 filed by the Registrant on September 5, 2024).

10.6†

Amendment No. 6 to the Index License Agreement dated March 1, 2025, between the Sponsor and Index Provider (incorporated by reference to Exhibit 10.5 of the Registration Statement on Form S-1 filed by the Registrant on September 5, 2024).

10.7†	Transfer Agency and Service Agreement, dated October 9, 2025 (incorporated by reference to Exhibit 10.7 of the Registration Statement on Form S-1 filed by the Registrant on November 12, 2025).

10.8†

Co-Transfer Agency Agreement, dated October 9, 2025, between the Sponsor and Continental Stock Transfer & Trust Company (incorporated by reference to Exhibit 10.8 of the Registration Statement on Form S-1 filed by the Registrant on November 12, 2025).

10.9†	Assignment and Assumption Agreement (incorporated by reference to Exhibit 10.9 of the Registration Statement on Form S-1 filed by the Registrant on September 5, 2024).

10.10†	Coinbase Assignment Agreement (incorporated by reference to Exhibit 10.10 of the Registration Statement on Form S-1 filed by the Registrant on September 5, 2024).

10.11†*	Master Services Agreement, dated August 6, 2020, between Sponsor and the Secondary Index Provider.

31.1*	Certification by Principal Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification by Principal Financial and Accounting Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certification by Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2*	Certification by Principal Financial and Accounting Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

97.1*	Recovery of Erroneously Awarded Compensation Policy.

101.INS*	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

101.SCH*	Inline XBRL Taxonomy Extension Schema With Embedded Linkbase Documents.

104	Cover Page Interactive Data File—The cover page interactive data file does not appear in the interactive data file because its XBRL tags are embedded within the inline XBRL document.

* Filed herewith.

† Portions of this exhibit (indicated by asterisks) have been omitted as the Registrant has determined that (i) the omitted information is not material and (ii) the omitted information is of the type that the Registrant treats as private or confidential.

Item 16. Form 10-K Summary

Not applicable.

Glossary of Defined Terms

In this Annual Report, each of the following quoted terms has the meanings set forth after such term:

“Actual Exchange Rate”—With respect to any particular asset, at any time, the price per single unit of such asset (determined net of any associated fees) at which the Trust is able to sell such asset for U.S. dollars (or other applicable fiat currency) at such time to enable the Trust to timely pay any Additional Trust Expenses, through use of the Sponsor’s commercially reasonable efforts to obtain the highest such price.

“Actual Execution Cash Order”—A Cash Order pursuant to which any price differential between (x) the Total Basket NAV on the trade date and (y) the price realized in acquiring or disposing of the corresponding Total Basket Amount, as the case may be, will be borne solely by the Authorized Participant.

“Additional Creation Cash”—In connection with a creation pursuant to an Actual Execution Cash Order, the amount of additional cash required to be delivered by the Authorized Participant in the event the price realized in acquiring the corresponding Total Basket Amount is higher than the Total Basket NAV on the trade date.

“Additional Redemption Cash”—In connection with a redemption pursuant to an Actual Execution Cash Order, the amount of additional cash to be delivered to the Authorized Participant in the event the price realized in disposing the corresponding Total Basket Amount is higher than the Total Basket NAV on the trade date.

“Additional Trust Expenses”—Together, any expenses incurred by the Trust in addition to the Sponsor’s Fee that are not Sponsor-paid Expenses, including, but not limited to, (i) taxes and governmental charges, (ii) expenses and costs of any extraordinary services performed by the Sponsor (or any other service provider) on behalf of the Trust to protect the Trust or the interests of shareholders, (iii) any indemnification of the Custodian or other agents, service providers or counterparties of the Trust, (iv) the fees and expenses related to the listing, quotation or trading of the Shares on any Secondary Market (including legal, marketing and audit fees and expenses) to the extent exceeding $600,000 in any given fiscal year and (v) extraordinary legal fees and expenses, including any legal fees and expenses incurred in connection with litigation, regulatory enforcement or investigation matters.

“Administrator”—The Bank of New York Mellon, a New York corporation authorized to conduct banking business.

“Administrator Fee”—The fee payable to any administrator of the Trust for services it provides to the Trust, which the Sponsor will pay such administrator as a Sponsor-paid Expense.

“Affirmative Action”—A decision by the Trust to acquire or abandon specific Incidental Rights and IR Virtual Currency at any time prior to the time of a creation or redemption of Shares.

“AML”—Anti-money laundering.

“AP Designee”—An Authorized Participant’s designee in connection with In-Kind Orders.

“Authorized Participant”—Certain eligible financial institutions that have entered into an agreement with the Trust and the Sponsor concerning the creation or redemption of Shares. Each Authorized Participant (i) is a registered broker-dealer and (ii) has entered into a Participant Agreement with the Sponsor and the Transfer Agent and (iii) in the case of creations or redemptions through In-Kind Orders must also own, or their AP Designee (as defined above) must own, a LINK wallet address that is known to the Custodian as belonging to the Authorized Participant or its AP Designee and maintain an account with the Custodian.

“Basket”—A block of 10,000 Shares.

“Basket Amount”—On any trade date, the amount of LINK required as of such trade date for the creation or redemption of a Basket, as determined by dividing (x) the amount of LINK owned by the Trust at 4:00 p.m., New York time, on such trade date, after deducting the amount of LINK representing the U.S. dollar value of accrued but unpaid fees and expenses of the Trust (converted using the Index Price at such time, and carried to the eighth decimal place), by (y) the number of Shares outstanding at such time (with the quotient so obtained calculated to one one-hundred-millionth of one LINK (i.e., carried to the eighth decimal place)), and multiplying such quotient by 10,000.

“Basket NAV”—The U.S. dollar value of a Basket calculated by multiplying the Basket Amount by the Index Price as of the trade date.

“Binance”—Binance Holdings Ltd.

“Blockchain”—The public transaction ledger of the Chainlink Network on which transactions in LINK are recorded.

“Board”—Board of Directors of Grayscale Investments, Inc., which, as of October 22, 2025, and pursuant to the Management Reorganization, manages and directs the affairs of the Sponsor. Prior to January 1, 2025, any references to the “Board” refer to the board of directors of Grayscale Investments, LLC, the former Sponsor of the Trust. From January 1, 2025, to October 22, 2025, any references to the “Board” refer to the board of directors of GSOIH. From and after October 22, 2025, any references to the "Board" refer to the board of directors of Grayscale Investments.

“Cash Account”—The segregated account maintained by the Transfer Agent in the name of the Trust for purposes of receiving cash from Authorized Participants in connection with creations of Shares and distributing cash to Authorized Participants in connection with redemptions of Shares.

“Cash Order”—An order for the creation or redemption of Shares pursuant to procedures facilitated by the Transfer Agent and pursuant to which a Liquidity Provider is engaged to facilitate the purchase or sale of LINK. A Cash Order may be executed as either a Variable Fee Cash Order or an Actual Execution Cash Order. Unless the Sponsor determines otherwise in its sole discretion based on market conditions and other factors existing at the time of such Cash Order, all creations and redemptions pursuant to Cash Orders are expected to be executed as Variable Fee Cash Orders.

“CDI”—CoinDesk Indices, Inc., with its affiliates, including CC Data Limited.

“CEA”—Commodity Exchange Act of 1936, as amended.

“CFPB”—The Consumer Financial Protection Bureau.

“CFTC”—The U.S. Commodity Futures Trading Commission, an independent agency with the mandate to regulate commodity futures and option markets in the United States.

“Chainlink Network”—A set of smart contracts deployed on a decentralized public transaction ledger known as the blockchain. The Chainlink Network leverages the cryptographic and algorithmic protocols of the underlying blockchain to govern its application. See “Item 1. Business—Overview of the Chainlink Industry and Market.”

“CME”—The Chicago Mercantile Exchange.

“Code”—The U.S. Internal Revenue Code of 1986, as amended.

“Coinbase”—Coinbase, Inc.

“Coinbase Credit”—Coinbase Credit, Inc.

“Co-Transfer Agent”—Continental Stock Transfer & Trust Company.

“Covered Person”—The Sponsor and its affiliates. See “Item 1. Business—Description of the Trust Agreement—The Sponsor—Liability of the Sponsor and Indemnification.”

“Creation Basket”—Basket of Shares issued by the Trust upon deposit of the Basket Amount required for each such Creation Basket.

“Creation Time”—With respect to the creation of any Shares by the Trust, the time at which the Trust creates such Shares.

“Custodial and Prime Broker Services”—The services of the Custodian and the Prime Broker that provide for: (i) holding of the Trust’s LINK in the Vault Balance and the Settlement Balance; (ii) transfer of the Trust’s LINK between the relevant Vault Balance and the Settlement Balance; (iii) the deposit of LINK from a public blockchain address into the respective account or accounts in which the Vault Balance or the Settlement Balance are maintained; and (iv) the withdrawal of LINK from the Vault Balance to a public blockchain address the Trust controls.

“Custodial Entities”—The Prime Broker, together with the Custodian.

“Custodian”—Coinbase Custody Trust Company, LLC.

“Custodian Fee”—Fee payable to the Custodian and the Prime Broker for services they provide to the Trust, which the Sponsor shall pay to the Custodian and the Prime Broker as a Sponsor-paid Expense.

“DAOs”—Decentralized autonomous organizations.

“DCG”—Digital Currency Group, Inc.

“DCG Holdco”—DCG Grayscale Holdco, LLC.

“DCM”—A designated contract market, which is a board of trade (commonly referred to as an exchange) that operates under the regulatory oversight of the CFTC.

“Digital Asset Market”—A “Brokered Market,” “Dealer Market,” “Principal-to-Principal Market” or “Exchange Market” (referred to as “Trading Platform Market” in this Annual Report), as each such term is defined in the Financial Accounting Standards Board Accounting Standards Codification Master Glossary.

“Digital Asset Trading Platform”—An electronic marketplace where trading platform participants may trade, buy and sell LINK based on bid-ask trading. The largest Digital Asset Trading Platforms are online and typically trade on a 24-hour basis, publishing transaction price and volume data.

“Digital Asset Trading Platform Market”—The global trading platform market for the trading of LINK, which consists of transactions on electronic Digital Asset Trading Platforms.

“DSTA”—The Delaware Statutory Trust Act, as amended.

“DTC”—The Depository Trust Company. DTC is a limited purpose trust company organized under New York law, a member of the U.S. Federal Reserve System and a clearing agency registered with the SEC. DTC will act as the securities depository for the Shares.

“ERC-20”—A technical standard used to create new fungible, digital assets on the Ethereum Network, created as a result of Ethereum Request for Comment-20.

“ERC-20 tokens”—Fungible, digital assets created using the ERC-20 standard.

“ERC-677”—A technical standard used to create new digital assets on the Ethereum Network, created as a result of Ethereum Request for Comment-677, a protocol which enables a token to carry data.

“ERC-677 tokens”—Digital assets created using the ERC-677 standard.

“ERISA”—The Employee Retirement Income Security Act of 1974, as amended.

“ETC” or “Ethereum Classic”— Ether Classic tokens, which are a type of digital asset based on an open-source cryptographic protocol existing on the Ethereum Classic Network.

“Ether”—Ethereum tokens, which are a type of digital asset based on an open source cryptographic protocol existing on the Ethereum Network, comprising units that constitute the assets underlying the Trust’s Shares.

“Ethereum Classic Network”—The online, end-user-to-end-user network hosting a public transaction ledger, known as the Ethereum Classic blockchain, and the source code comprising the basis for the cryptographic and algorithmic protocols governing the Ethereum Classic network.

“Ethereum Network”—The online, end-user-to-end-user network hosting the public transaction ledger, known as the “Ethereum Blockchain,” and the source code comprising the basis for the cryptographic and algorithmic protocols governing the Ethereum Network.

“Excess Creation Cash”—In connection with a creation pursuant to an Actual Execution Cash Order, the amount of excess cash to be returned to the Authorized Participant in the event the price realized in acquiring the corresponding Total Basket Amount is lower than the Total Basket NAV on the trade date.

“Exchange Act”—The Securities Exchange Act of 1934, as amended.

“FDIC”—The Federal Deposit Insurance Corporation.

“Fee Waiver Period”—The period from December 2, 2025 until the earlier of (x) March 2, 2026 and (y) the first date on which the NAV of the Trust exceeds $1.0 billion.

“FinCEN”—The Financial Crimes Enforcement Network, a bureau of the U.S. Department of the Treasury.

“FINRA”—The Financial Industry Regulatory Authority, Inc., which is the primary regulator in the United States for broker-dealers, including Authorized Participants.

“FSMA”—The Financial Services and Markets Act 2023.

“FTX”—FTX Trading Ltd.

“Genesis”—Genesis Global Trading, Inc., a wholly owned subsidiary of Digital Currency Group, Inc.

“Grayscale Investments”—Grayscale Investments, Inc., a Delaware corporation and a consolidated subsidiary of DCG.

“Grayscale Securities”—Grayscale Securities, LLC, a consolidated subsidiary of Grayscale Operating, LLC, and GSO thereafter, which served as the Authorized Participant from October 3, 2022 through December 2, 2025.

“GSI”—Grayscale Investments, LLC, the Sponsor of the Trust until December 31, 2024.

“GSIS”—Grayscale Investments Sponsors, LLC, a Delaware limited liability company and a consolidated subsidiary of Grayscale Operating, LLC.

“GSO”—Grayscale Operating, LLC, a Delaware limited liability company and a consolidated subsidiary of DCG.

“GSOIH”—GSO Intermediate Holdings Corporation, a Delaware corporation and a consolidated subsidiary of DCG.

“ICE”—Intercontinental Exchange.

“Incidental Rights”—Rights to acquire, or otherwise establish dominion and control over, any virtual currency or other asset or right, which rights are incident to the Trust’s ownership of LINK and arise without any action of the Trust, or of the Sponsor or Trustee on behalf of the Trust.

“Index”—The CoinDesk Chainlink Benchmark Rate. Prior to October 1, 2025, the Index was the CoinDesk Chainlink Index (LNX).

“Index License Agreement”—The license agreement, dated as of February 1, 2022, between the Index Provider and the Sponsor governing the Sponsor’s use of the Index for calculation of the Index Price, as amended from time to time.

“Index Price”—The U.S. dollar value of a LINK token derived from the Digital Asset Trading Platforms that are reflected in the Index, calculated at 4:00 p.m., New York time, on each business day. See “Item 1. Business—Overview of the Chainlink Industry and Market—LINK Value—The Index and the Index Price” for a description of how the Index Price is calculated. For purposes of the Trust Agreement, the term LINK Index Price shall mean the Index Price as defined herein.

“Index Provider”—CoinDesk Indices, Inc., a Delaware corporation that publishes the Index.

“In-Kind Order”—An order for the creation or redemption of Shares pursuant to which the Authorized Participant (or its AP Designee) will deliver or receive LINK directly from the Trust’s Vault Balance.

“Investment Advisers Act”—Investment Advisers Act of 1940, as amended.

“Investment Company Act”—Investment Company Act of 1940, as amended.

“Investor”—Any investor that has entered into a subscription agreement with an Authorized Participant, pursuant to which such Authorized Participant will act as agent for the investor.

“IR Virtual Currency”—Any virtual currency tokens, or other asset or right, acquired by the Trust through the exercise (subject to the applicable provisions of the Trust Agreement) of any Incidental Right.

“IRS”—The U.S. Internal Revenue Service, a bureau of the U.S. Department of the Treasury.

“ISG”—The Intermarket Surveillance Group.

“KYC”—Know-your-customer.

“Layer 1”—The underlying smart contract platform blockchain on which Chainlink functions.

“Layer 2”—Protocols built on top of an underlying smart contract platform blockchain intended to provide scalability to the underlying blockchain by increasing transaction efficiency.

“LINK”—Chainlink tokens, which are a type of digital asset based on an open-source cryptographic protocol existing on the Chainlink Network, comprising units that constitute the assets underlying the Trust’s Shares.

“Liquidity Engager”—Until December 31, 2024, Grayscale Investments, LLC, and on or after January 1, 2025, Grayscale Investments Sponsors, LLC, in each case acting other than in its capacity as Sponsor, and in its capacity to engage one or more Liquidity Providers.

“Liquidity Provider”—One or more eligible companies that facilitate the purchase and sale of LINK in connection with creations or redemptions pursuant to Cash Orders. The Liquidity Providers with which Grayscale Investments Sponsors, LLC, acting in its capacity as the Liquidity Engager, will engage in LINK transactions are third parties that are not affiliated with the Sponsor or the Trust and are not acting as agents of the Trust, the Sponsor, or any Authorized Participant. Except for the contractual relationships between each Liquidity Provider and Grayscale Investments Sponsors, LLC, in its capacity as the Liquidity Engager, there is no contractual relationship between each Liquidity Provider and the Trust, the Sponsor, or any Authorized Participant.

“Liquidity Sleeve”—The portion of LINK in the Trust intended to be maintained as unstaked, as determined by the Sponsor from time to time.

“Management Reorganization”—An internal corporate reorganization consummated on October 22, 2025. As a result of the Management Reorganization, Grayscale Investments is now the sole managing member of GSO, the sole member of the Sponsor, and the Board of Grayscale Investments is responsible for managing and directing the affairs of the Sponsor.

“Marketing Agent”—Foreside Fund Services, LLC.

“Marketing Agent Agreement”—An agreement entered into by the Sponsor, on behalf of the Trust, dated October 22, 2025, with Foreside Fund Services, LLC.

“Marketing Fee”—Fee payable to the marketer for services it provides to the Trust, which the Sponsor will pay to the marketer as a Sponsor-paid Expense.

“Merger”—The merger of Grayscale Investments, LLC with and into Grayscale Operating, LLC, with Grayscale Operating, LLC continuing as the surviving company.

“MiCA”—The Markets in Crypto-Assets Regulation, which was approved by the Parliament of the European Union in 2023.

“MSB”—A money services business.

“NAV”—The aggregate value, expressed in U.S. dollars, of the Trust’s assets (other than U.S. dollars or other fiat currency), less its liabilities (which include estimated accrued but unpaid fees and expenses), a non-GAAP metric, calculated in the manner set forth under “Item 1. Business—Valuation of LINK and Determination of NAV.” See also “Item 1. Business—Investment Objective” for a description of the Trust’s Principal Market NAV, as calculated in accordance with U.S. GAAP.

“NAV Fee Basis Amount”—The amount on which the Sponsor’s Fee for the Trust is based, as calculated in the manner set forth under “Item 1. Business—Valuation of LINK and Determination of NAV”.

“NYSE Arca”—NYSE Arca, Inc.

“Participant Agreement”—An agreement entered into by an Authorized Participant with the Sponsor and the Transfer Agent that provides the procedures for the creation and redemption of Baskets.

“Pre-Creation/Redemption Abandonment”—The abandonment by the Trust, irrevocably for no direct or indirect consideration, all Incidental Rights and IR Virtual Currency to which the Trust would otherwise be entitled, effective immediately prior to a Creation Time or a Redemption Time (as the case may be) for the Trust.

“Pre-Creation/Redemption Abandonment Notices”—The notices, collectively, as amended or supplemented from time to time, delivered by the Sponsor to each of the Prime Broker, the Custodian and Coinbase Credit, on behalf of the Trust, stating that the Trust will abandon, irrevocably and for no direct or indirect consideration, effective immediately prior to each Creation Time and each Redemption Time for the Trust, all Incidental Rights and IR Virtual Currency to which it would otherwise be entitled as of such time and with respect to which the Trust has not taken any Affirmative Action at or prior to such time.

“Prime Broker”—Coinbase, Inc.

“Prime Broker Agreement”—The Prime Broker Agreement, dated as of October 3, 2025, by and among the Trust, the Sponsor and the Prime Broker, on behalf of itself, the Custodian and Coinbase Credit, that governs the Trust’s and the Sponsor’s use of the Custodial and Prime Broker Services provided by the Custodian and the Prime Broker.

“Principal Market NAV”—The net asset value of the Trust determined on a U.S. GAAP basis.

“Redemption Basket”—Basket of Shares redeemed by the Trust upon distribution or disposition of the Basket Amount required for each such Redemption Basket.

“Redemption Cash Shortfall”—In connection with a redemption pursuant to an Actual Execution Cash Order, the amount by which the cash to be delivered to the Authorized Participant is reduced in the event the price realized in disposing the corresponding Total Basket Amount is lower than the Total Basket NAV on the trade date.

“Redemption Time”—With respect to the redemption of any Shares by the Trust, the time at which the Trust redeems such Shares.

“Reorganization”—The internal corporate reorganization of Grayscale Investments, LLC consummated on January 1, 2025.

“Required Redemption Cash”—The actual proceeds to the Trust from the liquidation of the Total Basket Amount.

“SEC”—The U.S. Securities and Exchange Commission.

“Secondary Index”—The Coin Metrics Real-Time Rate.

“Secondary Index Price”—The price set by Coin Metrics Real-Time Rate as of 4:00 p.m., New York time, on the valuation date. See “Item 1. Business—Overview of the Chainlink Industry and Market—LINK Value—The Index and the Index Price—Determination of the Index Price When Index Price is Unavailable” for a description of how the Secondary Index Price is utilized when the Index Price is unavailable.

“Secondary Index Provider”—Coin Metrics Inc., a Delaware corporation that publishes the Secondary Index.

“Secondary Market”—Any marketplace or other alternative trading system, as determined by the Sponsor, on which the Shares may then be listed, quoted or traded, including but not limited to, NYSE Arca, Inc.

“Securities Act”—The Securities Act of 1933, as amended.

“Settlement Balance”—An account controlled and maintained by the Custodian to which cash and digital assets of the Trust are credited on the Trust’s behalf.

“Shares”—Common units of fractional undivided beneficial interest in, and ownership of, the Trust.

“Share Percentage”—A fraction the numerator of which is the number of Shares disposed of and the denominator of which is the total number of Shares held by such U.S. Holder immediately prior to such sale or other disposition.

“SIPC”—The Securities Investor Protection Corporation.

“Sponsor” or “Co-Sponsor”—The sponsor of the Trust. Grayscale Investments, LLC was the sponsor of the Trust before January 1, 2025, Grayscale Operating, LLC was a co-sponsor of the Trust from January 1, 2025 to May 3, 2025, and Grayscale Investments Sponsors, LLC was a co-sponsor of the Trust from January 1, 2025 to May 3, 2025 and became the sole remaining sponsor thereafter.

“Sponsor Contracts”—Certain contracts assigned by GSO pertaining to its role as Sponsor (as such term is defined in the Trust Agreement) of the Trust to GSIS in connection with the Reorganization.

“Sponsor-paid Expenses”—The fees and expenses incurred by the Trust in the ordinary course of its affairs that the Sponsor is obligated to assume and pay, excluding taxes, but including: (i) the Marketing Fee, (ii) the Administrator Fee, (iii) the Custodian Fee and fees for any other security vendor engaged by the Trust, (iv) the Transfer Agent Fee, (v) the Trustee fee, (vi) the fees and expenses related to the listing, quotation or trading of the Shares on any Secondary Market (including customary legal, marketing and audit fees and expenses) in an amount up to $600,000 in any given fiscal year, (vii) ordinary course, legal fees and expenses, (viii) audit fees, (ix) regulatory fees, including, if applicable, any fees relating to the registration of the Shares under the Securities Act or the Exchange Act, (x) printing and mailing costs, (xi) costs of maintaining the Trust’s website and (xii) applicable license fees, provided that any expense that qualifies as an Additional Trust Expense will be deemed to be an Additional Trust Expense and not a Sponsor-paid Expense.

“Sponsor’s Fee”—A fee, payable in LINK, which accrues daily in U.S. dollars at an annual rate of 0.35% of the NAV Fee Basis Amount of the Trust as of 4:00 p.m., New York time, on each day; provided that for a day that is not a business day, the calculation of the Sponsor’s Fee will be based on the NAV Fee Basis Amount from the most recent business day, reduced by the accrued and unpaid Sponsor’s Fee for such most recent business day and for each day after such most recent business day and prior to the relevant calculation date. The Sponsor has previously waived the Sponsor’s Fee during the Fee Waiver Period, which ended on March 2, 2026, as described in more detail under “Item 1. Business—Expenses; Sales of LINK.”

“Sponsor’s Staking Fee”—In addition to the Sponsor’s Fee, as partial consideration for the Sponsor’s facilitation of Staking, but only if (and, then, only to the extent that) the Staking Condition has been satisfied with respect thereto, a portion of the staking rewards payable to the Sponsor in LINK (or, if applicable, in the form of any Other Staking Consideration), which accrues daily in U.S. dollars in an amount calculated as a per annum percentage of any Staking Consideration received by the Trust, as may be directed by the Sponsor in its sole discretion. The Sponsor’s Staking Fee is payable to the Sponsor daily in arrears.

“Staking”— (i) Using, or permitting to be used, directly or indirectly, in any manner, through an agent or otherwise (including, for the avoidance of doubt, through a delegation of rights to any third party with respect to any portion of the Trust Estate, by making any portion of the Trust Estate available to any third party or by entering into any similar arrangement with a third party), any portion of the Trust Estate in a proof-of-stake validation protocol, (ii) accepting any Staking Consideration, (iii) holding any Other Staking Consideration accepted by the Trust pursuant to clause (ii), for not more than 30 days after the Trust’s receipt thereof, pending the use of such Other Staking Consideration for payment of Additional Trust Expenses or distribution to the Shareholders and (iv) any financing arrangement or other mechanism utilized by the Sponsor, on behalf of the Trust, in connection with redemption orders to manage LINK liquidity constraints arising from activities described in the preceding clauses. For the avoidance of doubt, (i) the mere act of transferring units of virtual currency on a peer-to-peer virtual currency network that utilizes a proof-of-stake validation protocol shall not be considered to be “Staking” and (ii) “Staking” shall include any related activity contemplated by a Tax Ruling, an opinion or Tax Guidance, in each case, described in the definition of Staking Condition (and, in the case of a Tax Ruling, that is described in the private letter ruling request (as supplemented from time to time) submitted to the U.S. Internal Revenue Service in connection therewith).

“Staking Condition”—With respect to a particular form of Staking, the condition that (i) (x) it is more likely than not that engaging in such form of Staking will not cause the Trust to be treated as other than a grantor trust for U.S. federal income tax purposes and (y) the Trust shall have received (1) a written opinion from a Tax Advisor or (2) a Tax Ruling, in each case, to that effect or (ii) such form of Staking is confirmed in Tax Guidance to be a permissible undertaking by a grantor trust.

“Staking Consideration”—Any consideration of any kind whatsoever, including, but not limited to, any staking reward paid in fiat currency or paid in kind, in exchange for using, or permitting to be used, any portion of the Trust Estate as described in clause (i) of the definition of “Staking.”

“Tax Advisor”—An independent law firm that is recognized as being expert in tax matters.

“Tax Guidance”—any tax guidance that is issued by the U.S. Internal Revenue Service or the U.S. Department of the Treasury and on which taxpayers may rely.

“Tax Ruling”—A binding ruling issued by the U.S. Internal Revenue Service.

“Tertiary Pricing Option”—The price set by the Trust’s principal market.

“Total Basket Amount”—With respect to any creation or redemption order, the applicable Basket Amount multiplied by the number of Baskets being created or redeemed.

“Total Basket NAV”—The applicable Basket NAV Amount multiplied by the number of Baskets being created or redeemed.

“Transfer Agency and Service Agreement”—The agreement between the Sponsor and the Transfer Agent which sets forth the obligations and responsibilities of the Transfer Agent with respect to transfer agency services and related matters.

“Transfer Agent”—The Bank of New York Mellon, a New York corporation authorized to conduct banking business.

“Transfer Agent Fee”—Fee payable to the Transfer Agent for services it provides to the Trust, which the Sponsor will pay to the Transfer Agent as a Sponsor-paid Expense.

“Treasury Regulations”—The regulations, including proposed or temporary regulations, promulgated under the Code.

“Trust”—Grayscale Chainlink Trust ETF, a Delaware statutory trust, formed on December 18, 2020 under the DSTA and pursuant to the Trust Agreement.

“Trust Agreement”—The Second Amended and Restated Declaration of Trust and Trust Agreement, dated as of November 10, 2025, between the Trustee and the Sponsor establishing and governing the operations of the Trust, amended by Amendment No. 1 to the thereto, and as may be further amended from time to time.

“Trustee”—CSC Delaware Trust Company (formerly known as Delaware Trust Company), a Delaware trust company, is the Delaware trustee of the Trust.

“Trust Estate”—Without duplication, (i) all the LINK in the Trust’s accounts, including the LINK Account, (ii) all Incidental Rights held by the Trust, (iii) all IR Virtual Currency in the Trust’s accounts, (iv) all Other Staking Consideration held by the Trust, (v) all proceeds from the sale of LINK, Incidental Rights, IR Virtual Currency and Other Staking Consideration pending use of such cash for payment of Additional Trust Expenses or distribution to the Shareholders and (vi) any rights of the Trust pursuant to any agreements, other than this Trust Agreement, to which the Trust is a party.

“UBTI”—Unrelated business taxable income.

“Uplisting Date”—December 2, 2025, the date on which the shares of Grayscale Chainlink Trust ETF began trading on NYSE Arca as shares of an exchange-traded product.

“U.S.”—United States.

“U.S. dollar” or “$”—United States dollar or dollars.

“U.S. GAAP”—United States generally accepted accounting principles.

“Variable Fee”—An amount in cash based on the Total Basket NAV, which shall be paid by the Authorized Participant in connection with Variable Fee Cash Orders. The amount may be changed by the Sponsor in its sole discretion at any time.

“Variable Fee Cash Order”—A Cash Order pursuant to which any price differential between (x) the Total Basket NAV on the trade date and (y) the price realized in acquiring or disposing of the corresponding Total Basket Amount, as the case may be, will be borne solely by the applicable Liquidity Provider.

“Vault Balance”—A segregated custody account controlled and secured by the Custodian to store private keys, which allow for the transfer of ownership or control of the Trust’s LINK on the Trust’s behalf.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned in the capacities* indicated, thereunto duly authorized.

Grayscale Investments Sponsors, LLC as Sponsor of Grayscale Chainlink Trust ETF

By:	/s/ Peter Mintzberg
	Name:	Peter Mintzberg
	Title:	Member of the Board of Directors and Chief Executive Officer (Principal Executive Officer)*

By:	/s/ Edward McGee
	Name:	Edward McGee
	Title:	Member of the Board of Directors and Chief Financial Officer (Principal Financial and Accounting Officer)*

By:	/s/ Barry Silbert
	Name:	Barry Silbert
	Title:	Chairman of the Board of Directors Director*

By:	/s/ Mark Shifke
	Name:	Mark Shifke
	Title:	Member of the Board of Directors Director*

By:	/s/ Simon Koster
	Name:	Simon Koster
	Title:	Member of the Board of Directors Director*

Date: March 12, 2026

* The Registrant is a trust and the persons are signing in their capacities as officers of Grayscale Investments Sponsors, LLC, the Sponsor of the Registrant, or directors of Grayscale Investments, Inc., the sole managing member of Grayscale Operating, LLC, the sole member of Grayscale Investments Sponsors, LLC, as applicable.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders and Sponsor of
Grayscale Chainlink Trust ETF:

Opinion on the Financial Statements

We have audited the accompanying statements of assets and liabilities, including the schedules of investment of Grayscale Chainlink Trust ETF (the Trust) as of December 31, 2025 and December 31, 2024, the related statements of operations and changes in net assets for the years then ended, the statement of cash flows for the year ended December 31, 2025 and the related notes (collectively, the financial statements). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Trust as of December 31, 2025 and December 31, 2024, and the results of its operations and changes in its net assets for the years then ended, and its cash flows for the year ended December 31, 2025, in conformity with U.S. generally accepted accounting principles.

Basis for Opinion

These financial statements are the responsibility of the Trust’s management. Our responsibility is to express an opinion on these financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Trust in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

/s/ KPMG LLP We have served as the Trust’s auditor since 2024.
New York, New York
March 12, 2026

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders and Sponsor of

Grayscale Chainlink Trust ETF

Opinion on the Financial Statements

We have audited the statements of operations and changes in net assets of Grayscale Chainlink Trust ETF (the “Trust”) for the year ended December 31, 2023, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects the results of its operations for the year ended December 31, 2023, in conformity with accounting principles generally accepted in the United States of America.

Basis for Opinion

These financial statements are the responsibility of the management of the Trust’s Sponsor, Grayscale Investments Sponsors, LLC. Our responsibility is to express an opinion on the Trust’s financial statements based on our audit. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) ("PCAOB") and are required to be independent with respect to the Trust in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Trust is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audit, we are required to obtain an understanding of internal control over financial reporting, but not for the purpose of expressing an opinion on the effectiveness of the Trust’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audit included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audit also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audit provides a reasonable basis for our opinion.

Emphasis of Matter - Investment in LINK

In forming our opinion, we have considered the adequacy of the disclosures included in Note 7 to the financial statements concerning among other things the risks and uncertainties related to the Trust’s investment in LINK and Incidental Rights or IR Virtual Currency that arise as a result of the Trust’s investment in LINK. The risks and rewards to be recognized by the Trust associated with its investment in LINK will be dependent on many factors outside of the Trust’s control. The currently immature nature of the LINK market including clearing, settlement, custody and trading mechanisms, the dependency on information technology to sustain LINK continuity, as well as valuation and volume volatility all subject LINK to unique risks of theft, loss, or other misappropriation as well as valuation uncertainty. Furthermore, these factors also contribute to the significant uncertainty with respect to the future viability and value of LINK. Our opinion is not qualified in respect to this matter.

/s/ Marcum LLP We have served as the Trust’s auditor from 2021 to 2024 (such date takes into account the acquisition of certain assets of Friedman LLP by Marcum LLP effective September 1, 2022).
New York, New York
March 8, 2024

GRAYSCALE CHAINLINK TRUST ETF

STATEMENTS OF ASSETS AND LIABILITIES

(Amounts in thousands, except Share and per Share amounts)

	December 31,
	2025	2024
Assets:
Investment in LINK, at fair value (cost $91,848 and $21,580 as of December 31, 2025 and 2024, respectively)	$73,816	$22,437
Total assets	$73,816	$22,437
Liabilities:
Sponsor’s Fee payable, related party	$-	$-
Total liabilities	-	-
Net assets	$73,816	$22,437
Shares issued and outstanding, no par value (unlimited Shares authorized)	6,792,010	1,237,510
Principal Market NAV per Share	$10.87	$18.13

See accompanying notes to financial statements.

GRAYSCALE CHAINLINK TRUST ETF

SCHEDULES OF INVESTMENT

(Amounts in thousands, except quantity of LINK and percentages)

December 31, 2025
	Quantity of LINK	Cost	Fair Value	% of Net Assets
Investment in LINK	6,029,727.09056249	$91,848	$73,816	100%
Total Investment		$91,848	$73,816	100%
Net assets			$73,816	100%

December 31, 2024
	Quantity of LINK	Cost	Fair Value	% of Net Assets
Investment in LINK	1,124,121.80959187	$21,580	$22,437	100%
Total Investment		$21,580	$22,437	100%
Net assets			$22,437	100%

See accompanying notes to financial statements.

GRAYSCALE CHAINLINK TRUST ETF

STATEMENTS OF OPERATIONS

(Amounts in thousands)

	Years Ended December 31,
	2025	2024	2023
Investment income:
Investment income	$-	$-	$-
Expenses:
Sponsor’s Fee, related party	509	293	62
Gross expenses	509	293	62
Sponsor’s Fee Waiver, related party	(20)	-	-
Net expenses	489	293	62
Net investment loss	(489)	(293)	(62)
Net realized and unrealized (loss) gain from:
Net realized loss on investment in LINK sold to pay expenses	(48)	(111)	(148)
Net realized gain (loss) on investment in LINK sold for redemption of Shares	-	-	-
Net change in unrealized appreciation/depreciation on investment in LINK	(18,889)	4,626	3,017
Net realized and unrealized (loss) gain on investment	(18,937)	4,515	2,869
Net (decrease) increase in net assets resulting from operations	$(19,426)	$4,222	$2,807

See accompanying notes to financial statements.

GRAYSCALE CHAINLINK TRUST ETF

STATEMENTS OF CHANGES IN NET ASSETS

(Amounts in thousands, except change in Shares outstanding)

	Years Ended December 31,
	2025	2024	2023
(Decrease) increase in net assets from operations:
Net investment loss	$(489)	$(293)	$(62)
Net realized loss on investment in LINK sold to pay expenses	(48)	(111)	(148)
Net realized gain (loss) on investment in LINK sold for redemption of Shares	-	-	-
Net change in unrealized appreciation/depreciation on investment in LINK	(18,889)	4,626	3,017
Net (decrease) increase in net assets resulting from operations	(19,426)	4,222	2,807
Increase in net assets from capital share transactions:
Shares issued	70,805	13,697	-
Shares redeemed	-	-	-
Net increase in net assets resulting from capital share transactions	70,805	13,697	-
Total increase in net assets from operations and capital share transactions	51,379	17,919	2,807
Net assets:
Beginning of year	22,437	4,518	1,711
End of year	$73,816	$22,437	$4,518
Change in Shares outstanding:
Shares outstanding at beginning of year	1,237,510	321,010	321,010
Shares issued	5,554,500	916,500	-
Shares redeemed	-	-	-
Net increase in Shares	5,554,500	916,500	-
Shares outstanding at end of year	6,792,010	1,237,510	321,010

See accompanying notes to financial statements.

GRAYSCALE CHAINLINK TRUST ETF

STATEMENT OF CASH FLOWS

(Amounts in thousands)

Year Ended December 31,(1)(2)
2025
Cash used in operating activities
Net decrease in net assets resulting from operations	$(19,426)
Adjustments to reconcile net decrease in net assets resulting from operations to net cash used in operating activities:
Purchases of LINK(2)	$(28,713)
Proceeds from LINK sold to pay redemptions(2)	-
Proceeds from LINK sold to pay expenses	489
Net realized loss	48
Net change in unrealized appreciation/depreciation on investment in LINK	18,889
Change in operating assets and liabilities
Sponsor’s Fee payable	-
Net cash used in operating activities	$(28,713)

Cash provided by financing activities
Proceeds from issuance of capital shares(2)	$28,713
Payments for capital shares redeemed(2)	-
Net cash provided by financing activities	$28,713

Cash
Net increase in cash	$-
Cash, beginning of year	-
Cash, end of year	$-

Supplemental disclosure of noncash activities
In-kind contributions of LINK for Shares issued	$39,174
Transfer of LINK to pay for Sponsor’s Fee	$489

(1)
No comparative financial statements have been provided, as the Trust did not hold any cash or cash equivalents prior to the Uplisting Date.
(2)
The proceeds collected by an Authorized Participant from the sale of Shares and the payments for Shares redeemed by an Authorized Participant do not correlate with the amounts in the Statement of Operations and the Statement of Changes in Net Assets for the period due to creations and redemptions occurring at the Index Price as defined in the Trust Agreement.

See accompanying notes to financial statements.

GRAYSCALE CHAINLINK TRUST ETF

NOTES TO THE FINANCIAL STATEMENTS

1. Organization

Grayscale Chainlink Trust ETF (the “Trust”) is a Delaware Statutory Trust that was formed on December 18, 2020 and commenced operations on February 26, 2021. In general, the Trust holds Chainlink tokens (“LINK”) and, from time to time, issues common units of fractional undivided beneficial interest (“Shares”) in exchange for LINK. On December 2, 2025, the Trust changed its name from Grayscale Chainlink Trust (LINK) to Grayscale Chainlink Trust ETF by filing a Certificate of Amendment to the Certificate of Trust with the Delaware Secretary of State. Prior to December 2, 2025, the Trust did not operate a redemption program. However, the Sponsor has since authorized the commencement of the Trust’s redemption program on December 2, 2025 in connection with the uplisting of the Shares to NYSE Arca, Inc. (“NYSE Arca”). On September 17, 2025, the Securities and Exchange Commission (the “SEC”) approved a proposed rule change for new Rule 8.201-E (Generic) with the SEC pursuant to Rule 19b-4 under the Exchange Act to amend NYSE Arca’s listing rules to permit the listing and trading of shares of certain commodity-based exchange-traded products that satisfy certain generic requirements (the “Generic Listing Standards”). On December 1, 2025, NYSE Arca certified its approval for listing and trading of the Shares of the Trust under the Generic Listing Standards and registration of the Shares under the Exchange Act, which began trading on NYSE Arca on December 2, 2025 (the “Uplisting Date”), following the effectiveness of the Trust’s registration statement on Form S-1, as amended (File No. 333-290091). The Shares are listed on NYSE Arca under the ticker symbol “GLNK” and the CUSIP number for its Shares is 38963V106. As of the date of this Annual Report, the Trust is an SEC reporting company with its Shares registered pursuant to Section 12(b) of the Exchange Act.

On December 1, 2025, in connection with the approval for listing and trading of the Shares of the Trust under the Generic Listing Standards and the effectiveness of the registration statement on Form S-1, as amended, Grayscale Investments Sponsors, LLC (“GSIS” or the “Sponsor”) authorized the commencement of a redemption program. Effective December 2, 2025, the Trust creates and redeems Shares at such times and for such periods as determined by the Sponsor (as defined below), but only in one or more whole “Baskets.” A Basket equals 10,000 Shares. The creation of a Basket requires the delivery to the Trust of the amount of LINK (or cash to acquire such amount of LINK) represented by one Share immediately prior to such creation multiplied by 10,000. The redemption of a Basket requires distribution by the Trust of the amount of LINK represented by one Share immediately prior to such redemption multiplied by 10,000. The Trust may from time to time halt creations and redemptions for a variety of reasons, including in connection with forks, airdrops and other similar occurrences.

The Trust’s investment objective is for the value of the Shares (based on LINK per Share) to reflect the value of LINK held by the Trust, less the Trust’s expenses and other liabilities.

Grayscale Investments, LLC (“GSI”) was the sponsor of the Trust before January 1, 2025, Grayscale Operating, LLC (“GSO”), was the co-sponsor of the Trust from January 1, 2025 to May 3, 2025, and GSIS, was the co-sponsor of the Trust from January 1, 2025 to May 3, 2025 and is the sole remaining sponsor thereafter. GSI was, and each of GSO and GSIS are, a consolidated subsidiary of Digital Currency Group, Inc. (“DCG”). The Sponsor is responsible for the day-to-day administration of the Trust pursuant to the provisions of the Trust Agreement. The Sponsor is responsible for preparing and providing annual and quarterly reports on behalf of the Trust to investors and is also responsible for selecting and monitoring the Trust’s service providers. As partial consideration for the Sponsor’s services, the Trust pays the Sponsor a Sponsor’s Fee as discussed in Note 6. The Sponsor also acts as the sponsor and manager of other single-asset and diversified investment products, each of which is an affiliate of the Trust. Information related to the affiliated investment products can be found on the Sponsor’s website at www.grayscale.com/resources/regulatory-filings. Any information contained on or linked from such website is not part of nor incorporated by reference into these audited financial statements. Several of the affiliated investment products are SEC reporting companies with their shares registered pursuant to Section 12(g) of the Exchange Act. In addition, the following affiliated investment products are also SEC reporting companies with their shares registered pursuant to Section 12(b) of the Exchange Act: Grayscale Bitcoin Trust ETF, Grayscale Ethereum Staking ETF, Grayscale Ethereum Staking Mini ETF, Grayscale Bitcoin Mini Trust ETF, Grayscale Dogecoin Trust ETF, Grayscale CoinDesk Crypto 5 ETF, Grayscale Solana Staking ETF, Grayscale XRP Trust ETF and, as of February 18, 2026, Grayscale Sui Staking ETF.

Authorized Participants of the Trust are the only entities who may place orders to create or redeem Baskets. Grayscale Securities, LLC (“Grayscale Securities” or, in such capacity, an “Authorized Participant”), a registered broker-dealer and affiliate of the Sponsor, was the only Authorized Participant through December 1, 2025. On or after December 2, 2025, the Sponsor, on behalf of the Trust, and the Transfer Agent entered into Participant Agreements with a number of unaffiliated Authorized Participants in connection with the approval for listing and trading of the Shares of the Trust under the Generic Listing Standards, and the Trust has also since engaged other Authorized Participants. In connection with the entry into the Participant Agreements, the Sponsor amended, solely, with respect to the Trust, the Participant Agreement, dated as of October 3, 2022, between the Sponsor and Grayscale Securities, to remove the Trust as an entity covered by the Agreement. Effective December 2, 2025, Grayscale Securities no longer serves as Authorized Participant of the Trust. Additional Authorized Participants may be added at any time, subject to the discretion of the Sponsor.

Liquidity Providers facilitate the purchase and sale of LINK in connection with cash orders for creations or redemptions of Baskets. The Liquidity Providers with which GSIS, acting in its capacity as the “Liquidity Engager,” will engage in LINK transactions are third parties that are not affiliated with the Sponsor or the Trust and are not acting as agents of the Trust, the Sponsor, or any Authorized Participant. Except for the contractual relationships between each Liquidity Provider and GSIS in its capacity as the Liquidity Engager, there is no contractual relationship between each Liquidity Provider and the Trust, the Sponsor, or any Authorized Participant. The Liquidity Engager may engage additional Liquidity Providers who are unaffiliated with the Trust in the future.

Effective December 2, 2025, the Trust, the Sponsor and Coinbase, Inc., the prime broker of the Trust (“Coinbase” or the “Prime Broker”), on behalf of itself and as agent for Coinbase Custody Trust Company, LLC (“Coinbase Custody” or the “Custodian”) and Coinbase Credit, Inc. (“Coinbase Credit” and, collectively with Coinbase and Coinbase Custody, the “Coinbase Entities”), entered into the Coinbase Prime Broker Agreement governing the Trust’s and the Sponsor’s use of the Custodial and Prime Broker Services provided by the Custodian and the Prime Broker. The Prime Broker Agreement establishes the rights and responsibilities of the Custodian, the Prime Broker, the Sponsor and the Trust with respect to the Trust’s LINK which is held in accounts maintained and operated by the Custodian, as a fiduciary with respect to the Trust’s assets, and the Prime Broker (together with the Custodian, the “Custodial Entities”) on behalf of the Trust. The Custodian is responsible for safeguarding the LINK held by the Trust, and holding the private key(s) that provide access to the Trust’s digital wallets and vaults.

Effective December 2, 2025, the transfer agent for the Trust (the “Transfer Agent”) is The Bank of New York Mellon. The responsibilities of the Transfer Agent are to (1) facilitate the issuance and redemption of shares of the Trust; (2) respond to correspondence by Trust shareholders and others relating to its duties; (3) maintain shareholder accounts; and (4) make periodic reports to the Trust. The co-transfer agent for the Trust (the “Co-Transfer Agent”) is Continental Stock Transfer & Trust Company.

The administrator for the Trust (the “Administrator”) is BNY Mellon Asset Servicing, a division of The Bank of New York Mellon. BNY Mellon Asset Servicing provides administration and accounting services to the Trust. The Administrator’s fees are paid on behalf of the Trust by the Sponsor.

The marketing agent for the Trust (the “Marketing Agent”) is Foreside Fund Services, LLC. Effective December 2, 2025, the Marketing Agent provides the following services to the Sponsor: (i) assist the Sponsor in facilitating Participant Agreements between and among Authorized Participants, the Sponsor, on behalf of the Trust, and the Transfer Agent; (ii) provide prospectuses to Authorized Participants; (iii) work with the Transfer Agent to review and approve orders placed by the Authorized Participants and transmitted to the Transfer Agent; (iv) review and file applicable marketing materials with FINRA and (v) maintain, reproduce and store applicable books and records.

The Trust may also receive Incidental Rights and/or IR Virtual Currency as a result of the Trust’s investment in LINK, in accordance with the terms of the Trust Agreement.

Incidental Rights are rights to claim, or otherwise establish dominion and control over, any virtual currency or other asset or right, which rights are incident to the Trust’s ownership of LINK and arise without any action of the Trust, or of the Sponsor or Trustee on behalf of the Trust; IR Virtual Currency is any virtual currency tokens, or other asset or right, received by the Trust through the exercise (subject to the applicable provisions of the Trust Agreement) of any Incidental Right. The Sponsor has committed to cause the Trust to abandon irrevocably for no direct or indirect consideration, effective immediately prior to each time at which the Trust creates or redeems Shares, all Incidental Rights and IR Virtual Currency to which it would otherwise be entitled as of such time. In furtherance of that commitment, the Prime Broker Agreement provides that the Trust is abandoning irrevocably, for no direct or indirect consideration, effective immediately prior to each Creation Time and each Redemption Time, all Incidental Rights or IR Virtual Currency to which it would otherwise be entitled as of such time. The Sponsor has committed to cause the Trust not to take any Affirmative Action to acquire any Incidental Rights or IR Virtual Currency, thereby irrevocably abandoning any Incidental Rights and IR Virtual Currency to which the Trust may become entitled in the future. Because the Sponsor has now committed to causing the Trust to irrevocably abandon all Incidental Rights and IR Virtual Currency to which the Trust otherwise would become entitled in the future, and causing the Trust not to take any Affirmative Actions, the Trust will not receive any direct or indirect consideration for the Incidental Rights or IR Virtual Currency and thus the value of the Shares will not reflect the value of the Incidental Rights or IR Virtual Currency. In addition, in the event the Sponsor seeks to change the Trust’s policy with respect to Incidental Rights or IR Virtual Currency, an application would need to be filed with the SEC by NYSE Arca seeking approval to amend its listing rules to permit the Trust to distribute the Incidental Rights or IR Virtual Currency in kind to an agent of the shareholders for resale by such agent.

2. Summary of Significant Accounting Policies

The following is a summary of significant accounting policies followed by the Trust:

The financial statements have been prepared in accordance with generally accepted accounting principles in the United States (“U.S. GAAP”). The Trust qualifies as an investment company for accounting purposes pursuant to the accounting and reporting guidance under Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 946, Financial Services—Investment Companies. The Trust uses fair value as its method of accounting for LINK in accordance with its classification as an investment company for accounting purposes. The Trust is not a registered investment company under the Investment Company Act of 1940. U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts in the financial statements and accompanying notes. Actual results could differ from those estimates and these differences could be material.

The Trust conducts its transactions in LINK, including receiving LINK for the creation of Shares and delivering LINK for the redemption of Shares and for the payment of the Sponsor’s Fee.

The Sponsor will determine the Trust’s net asset value (“NAV”) on each business day as of 4:00 p.m., New York time, or as soon thereafter as practicable.

Cash and Cash Equivalents

Generally, the Trust does not intend to hold cash, except in connection with cash orders for creations or redemptions of Baskets. Cash includes non-interest bearing non-restricted cash with one institution. Cash in a bank deposit account, at times, may exceed U.S. federally insured limits. The Trust has not experienced any losses in such accounts and does not believe it is exposed to any significant credit risk on such bank deposits.

Principal Market and Fair Value Determination

To determine which market is the Trust’s principal market (or in the absence of a principal market, the most advantageous market) for purposes of calculating the Trust’s net asset value in accordance with U.S. GAAP (“Principal Market NAV”), the Trust follows ASC Topic 820-10, Fair Value Measurement, which outlines the application of fair value accounting. ASC 820-10 determines fair value to be the price that would be received for LINK in a current sale, which assumes an orderly transaction between market participants on the measurement date. ASC 820-10 requires the Trust to assume that LINK is sold in its principal market to market participants or, in the absence of a principal market, the most advantageous market. Market participants are defined as buyers and sellers in the principal or most advantageous market that are independent, knowledgeable, and willing and able to transact.

The Trust only receives LINK in connection with a creation order from the Authorized Participant (or a Liquidity Provider) and does not itself transact on any Digital Asset Markets. Therefore, the Trust looks to market-based volume and level of activity for Digital Asset Markets. The Authorized Participant(s), or a Liquidity Provider, may transact in a Brokered Market, a Dealer Market, Principal-to-Principal Markets and Exchange Markets (referred to as “Trading Platform Markets” in this Annual Report), each as defined in the FASB ASC Master Glossary (collectively, “Digital Asset Markets”).

In determining which of the eligible Digital Asset Markets is the Trust’s principal market, the Trust reviews these criteria in the following order:

First, the Trust reviews a list of Digital Asset Markets that maintain practices and policies designed to comply with anti-money laundering (“AML”) and know-your-customer (“KYC”) regulations, and non-Digital Asset Trading Platform Markets that the Trust reasonably believes are operating in compliance with applicable law, including federal and state licensing requirements, based upon information and assurances provided to it by each market.

Second, the Trust sorts these Digital Asset Markets from high to low by market-based volume and level of activity of LINK traded on each Digital Asset Market in the trailing twelve months.

Third, the Trust then reviews pricing fluctuations and the degree of variances in price on Digital Asset Markets to identify any material notable variances that may impact the volume or price information of a particular Digital Asset Market.

Fourth, the Trust then selects a Digital Asset Market as its principal market based on the highest market-based volume, level of activity and price stability in comparison to the other Digital Asset Markets on the list. Based on information reasonably available to the Trust, Trading Platform Markets have the greatest volume and level of activity for the asset. The Trust therefore looks to accessible Trading Platform Markets as opposed to the Brokered Market, Dealer Market and Principal-to-Principal Markets to determine its principal market. As a result of the aforementioned analysis, a Trading Platform Market has been selected as the Trust’s principal market.

The Trust determines its principal market (or in the absence of a principal market the most advantageous market) annually and conducts a quarterly analysis to determine (i) if there have been recent changes to each Digital Asset Market’s trading volume and level of activity in the trailing twelve months, (ii) if any Digital Asset Markets have developed that the Trust has access to, or (iii) if recent changes to each Digital Asset Market’s price stability have occurred that would materially impact the selection of the principal market and necessitate a change in the Trust’s determination of its principal market.

The cost basis of the LINK received by the Trust in connection with a creation order is recorded by the Trust at the fair value of LINK at 4:00 p.m., New York time, on the creation date for financial reporting purposes. The cost basis recorded by the Trust may differ from proceeds collected by the Authorized Participant from the sale of the corresponding Shares to investors.

Investment Transactions and Revenue Recognition

The Trust considers investment transactions to be the receipt of LINK for Share creations and the delivery of LINK for Share redemptions or for payment of expenses in LINK. The Trust records its investment transactions on a trade date basis and changes in fair value are reflected as net change in unrealized appreciation or depreciation on investments. Realized gains and losses are calculated using the specific identification method. Realized gains and losses are recognized in connection with transactions including settling obligations for the Sponsor’s Fee in LINK.

Fair Value Measurement

Fair value is defined as the price that would be received to sell an asset or paid to transfer a liability (i.e., the ‘exit price’) in an orderly transaction between market participants at the measurement date.

U.S. GAAP utilizes a fair value hierarchy for inputs used in measuring fair value that maximizes the use of observable inputs and minimizes the use of unobservable inputs by requiring that the most observable inputs be used when available. Observable inputs are those that market participants would use in pricing the asset or liability based on market data obtained from sources independent of the Trust. Unobservable inputs reflect the Trust’s assumptions about the inputs market participants would use in pricing the asset or liability developed based on the best information available in the circumstances.

The fair value hierarchy is categorized into three levels based on the inputs as follows:

•
Level 1 – Valuations based on unadjusted quoted prices in active markets for identical assets or liabilities that the Trust has the ability to access. Since valuations are based on quoted prices that are readily and regularly available in an active market, these valuations do not entail a significant degree of judgment.
•
Level 2 – Valuations based on quoted prices in markets that are not active or for which significant inputs are observable, either directly or indirectly.
•
Level 3 – Valuations based on inputs that are unobservable and significant to the overall fair value measurement.

The availability of valuation techniques and observable inputs can vary by investment. To the extent that valuations are based on sources that are less observable or unobservable in the market, the determination of fair value requires more judgment. Fair value estimates do not necessarily represent the amounts that may be ultimately realized by the Trust.

		Fair Value Measurement Using
(Amounts in thousands)	Amount at Fair Value	Level 1	Level 2	Level 3
December 31, 2025
Assets
Investment in LINK	$73,816	$73,816	$-	$-
December 31, 2024
Assets
Investment in LINK	$22,437	$22,437	$-	$-

Segment Reporting

The Chief Executive Officer and Chief Financial Officer of the Sponsor act as the Trust’s chief operating decision maker (“CODM”). The Trust represents a single operating segment, as the CODM monitors the operating results of the Trust as a whole and the Trust’s passive investment objective is pre-determined in accordance with the terms of the Trust Agreement. The financial information in the form of the Trust’s total returns, expense ratios and changes in net assets (i.e., changes in net assets resulting from operations and capital share transactions), which are used by the CODM to assess the segment’s performance, are consistent with that presented within the Trust’s financial statements. Segment assets are reflected on the accompanying Statements of Assets and Liabilities as Total assets and the only significant segment expense, the Sponsor’s fee, related party, is included in the accompanying Statements of Operations.

3. Fair Value of LINK

LINK is held by the Custodian on behalf of the Trust and is carried at fair value. As of December 31, 2025, 2024, and 2023 the Trust held 6,029,727.09056249, 1,124,121.80959187, and 298,979.18333679 LINK, respectively.

The Trust determined the fair value per LINK to be $12.24, $19.96, and $15.11 on December 31, 2025, 2024, and 2023, respectively, using the price provided at 4:00 p.m., New York time, by the Digital Asset Trading Platform Market considered to be the Trust’s principal market (Coinbase).

The following represents the changes in quantity of LINK and the respective fair value:

(Amounts in thousands, except LINK amounts)	Quantity	Fair Value
Balance at December 31, 2022	306,548.13986480	$1,711
LINK contributed	-	-
LINK distributed for Sponsor’s Fee, related party	(7,568.95652801)	(62)
Net change in unrealized appreciation/depreciation on investment in LINK	-	3,017
Net realized loss on investment in LINK	-	(148)
Balance at December 31, 2023	298,979.18333679	$4,518
LINK contributed	844,613.72666355	13,697
LINK distributed for Sponsor’s Fee, related party	(19,471.10040847)	(293)
Net change in unrealized appreciation/depreciation on investment in LINK	-	4,626
Net realized loss on investment in LINK	-	(111)
Balance at December 31, 2024	1,124,121.80959187	$22,437
LINK contributed	4,933,498.44861910	70,805
LINK redeemed	-	-
LINK distributed for Sponsor’s Fee, related party	(27,893.16764848)	(489)
Net change in unrealized appreciation/depreciation on investment in LINK	-	(18,889)
Net realized loss on investment in LINK sold to pay expenses	-	(48)
Net realized gain on investment in LINK sold for redemption of Shares	-	-
Balance at December 31, 2025	6,029,727.09056249	$73,816

4. Creations and Redemptions of Shares

At December 31, 2025 and 2024, there were an unlimited number of Shares authorized by the Trust. The Trust creates and redeems Shares from time to time, but only in one or more Baskets. The creation and redemption of Baskets on behalf of investors are made by the Authorized Participant in exchange for the delivery of LINK to the Trust or the distribution of LINK by the Trust. The amount of LINK required for each Creation Basket or Redemption Basket is determined by dividing (x) the amount of LINK owned by the Trust at 4:00 p.m., New York time, on such trade date of a creation or redemption order, after deducting the amount of LINK representing the U.S. dollar value of accrued but unpaid fees and expenses of the Trust, by (y) the number of Shares outstanding at such time and multiplying the quotient obtained by 10,000. Each Share represented approximately 0.8878 and 0.9084 of one LINK at December 31, 2025 and 2024, respectively.

The cost basis of investments in LINK recorded by the Trust is the fair value of LINK, as determined by the Trust, at 4:00 p.m., New York time, on the date of transfer to the Trust by the Authorized Participant, or Liquidity Provider, based on the Creation Baskets. The cost basis recorded by the Trust may differ from proceeds collected by the Authorized Participant from the sale of each Share to investors. The Authorized Participant, or Liquidity Provider, may realize significant profits buying, selling, creating and redeeming Shares as a result of changes in the value of Shares or LINK.

On December 1, 2025, in connection with the approval for listing and trading of the Shares of the Trust under the Generic Listing Standards and the effectiveness of the registration statement on Form S-1, as amended, the Sponsor authorized the commencement of a redemption program once the registration statement on Form S-1, as amended, was declared effective.

Prior to uplisting the Shares to NYSE Arca, the Trust created Shares via both cash and in-kind transactions with the Authorized Participant and Liquidity Providers in exchange for LINK. As of the date of this Annual Report, Authorized Participants may submit orders to create or redeem Shares through transactions that are referred to as either “cash orders” or “in-kind orders”, in accordance the agreements with Authorized Participants.

	Years Ended December 31,
	2025	2024
Activity in Number of Shares Issued and Redeemed:
Shares issued	5,554,500	916,500
Shares redeemed	-	-
Net Change in Number of Shares Issued and Redeemed	5,554,500	916,500

	Years Ended December 31,
(Amounts in thousands)	2025	2024
Activity in Value of Shares Issued and Redeemed:
Shares issued	$70,805	$13,697
Shares redeemed	-	-
Net Change in Value of Shares Issued and Redeemed	$70,805	$13,697

LINK receivable represents the value of LINK covered by contractually binding orders for the creation of Shares where the LINK has not yet been transferred to the Trust’s account. Generally, ownership of the LINK is transferred within no more than two business days of the trade date.

	As of December 31,
(Amounts in thousands)	2025	2024
LINK receivable	$-	$-

LINK payable represents the value of LINK covered by contractually binding orders for the redemption of Shares where the LINK has not yet been transferred out of the Trust’s account. Generally, ownership of the LINK is transferred within no more than two business days of the trade date.

	As of December 31,
(Amounts in thousands)	2025	2024
LINK payable	$-	$-

5. Income Taxes

The Sponsor takes the position that the Trust is properly treated as a grantor trust for U.S. federal income tax purposes. Assuming that the Trust is a grantor trust, the Trust will not be subject to U.S. federal income tax. Rather, if the Trust is a grantor trust, each beneficial owner of Shares will be treated as directly owning its pro rata Share of the Trust’s assets and a pro rata portion of the Trust’s income, gains, losses and deductions will “flow through” to each beneficial owner of Shares.

If the Trust were not properly classified as a grantor trust, the Trust might be classified as a partnership for U.S. federal income tax purposes. However, due to the uncertain treatment of digital assets, including forks, airdrops and similar occurrences for U.S. federal income tax purposes, there can be no assurance in this regard. If the Trust were classified as a partnership for U.S. federal income tax purposes, the tax consequences of owning Shares generally would not be materially different from the tax consequences described herein, although there might be certain differences, including with respect to timing. In addition, tax information reports provided to beneficial owners of Shares would be made in a different form. If the Trust were not classified as either a grantor trust or a partnership for U.S. federal income tax purposes, it would be classified as a corporation for such purposes. In that event, the Trust would be subject to entity-level U.S. federal income tax (currently at the rate of 21%) on its net taxable income and certain distributions made by the Trust to shareholders would be treated as taxable dividends to the extent of the Trust’s current and accumulated earnings and profits.

In accordance with U.S. GAAP, the Trust has defined the threshold for recognizing the benefits of tax positions in the financial statements as “more-likely-than-not” to be sustained by the applicable taxing authority and requires measurement of a tax position meeting the “more-likely-than-not” threshold, based on the largest benefit that is more than 50% likely to be realized. Tax positions deemed to meet the “more-likely-than-not” threshold are recorded as a tax benefit in the current period. As of and during the years ended December 31, 2025 and 2024, the Trust did not have a liability for any unrecognized tax amounts. However, the Sponsor’s conclusions concerning its determination of “more-likely-than-not” tax positions may be subject to review and adjustment at a later date based on factors including, but not limited to, further implementation guidance, and ongoing analyses of and changes to tax laws, regulations and interpretations thereof.

The Sponsor of the Trust has evaluated whether or not there are uncertain tax positions that require financial statement recognition and has determined that no reserves for uncertain tax positions related to federal, state and local income taxes existed as of December 31, 2025 and 2024.

6. Related Parties

The Trust considered the following entities, their directors, and certain employees to be related parties of the Trust as of December 31, 2025: DCG, GSO, GSIS, and Grayscale Securities. As of December 31, 2025 and 2024, 80,736 and 79,476 Shares of the Trust were held by related parties of the Trust, respectively.

On January 1, 2025, GSI consummated an internal corporate reorganization (the “Reorganization”), pursuant to which GSI, the Sponsor of the Trust prior to the Reorganization, merged with and into GSO, a Delaware limited liability company and a consolidated subsidiary of DCG, with GSO continuing as the surviving company (the “Merger”). As a result of the Merger, GSO succeeded by operation of law to all the rights, powers, privileges and franchises and became subject to all of the obligations, liabilities, restrictions and disabilities of GSI, including with respect to the Sponsor Contracts (as defined below), all as provided under the Delaware Limited Liability Company Act. The Reorganization is not expected to have any material impact on the operations of the Trust.

In connection with the Reorganization, on January 1, 2025, and promptly following the effectiveness of the Merger, GSO assigned certain contracts pertaining to its role as Sponsor (as such term is defined in the Trust Agreement) of the Trust (such contracts, the “Sponsor Contracts”) to GSIS, a Delaware limited liability company and a consolidated subsidiary of GSO, whereby GSIS assumed all of the rights and obligations of GSO under the Sponsor Contracts. Other than the assumption of the Sponsor Contracts by GSIS, the Reorganization does not alter the rights or obligations under any of the Sponsor Contracts.

In connection with the Reorganization, on January 1, 2025, and promptly following the effectiveness of the Merger, GSO and GSIS executed a Certificate of Admission, pursuant to which GSIS was admitted as an additional Sponsor of the Trust under the Trust Agreement, by and among GSO (as successor in interest to GSI), the Trustee, and the shareholders from time to time thereunder, as amended from time to time. GSIS shall be subject to the rights and obligations of a Sponsor under the Trust Agreement. On January 3, 2025, GSO voluntarily withdrew as a Sponsor of the Trust pursuant to the terms of the Trust Agreement, and, effective May 3, 2025, became the sole remaining Sponsor of the Trust.

On October 22, 2025, GSO Intermediate Holdings Corporation (“GSOIH”), a Delaware corporation which was the sole managing member of GSO, consummated an internal corporate reorganization (the “Management Reorganization”). Pursuant to the Management Reorganization, GSOIH transferred a portion of its common membership units of GSO for Class A shares of Grayscale Investments, Inc. (“Grayscale Investments”), a Delaware corporation incorporated in connection with the Management Reorganization, and ceded its managing member rights in GSO to Grayscale Investments. As a result of the Reorganization, Grayscale Investments is now the sole managing member of GSO, the sole member of the Sponsor. Also in connection with the Reorganization, on October 22, 2025, DCG

Grayscale Holdco, LLC (“DCG Holdco”), the sole stockholder of Grayscale Investments, elected a board of directors (the “Board”) at Grayscale Investments.

On December 1, 2025, the Sponsor and the Trustee entered into Amendment No. 1 to the Second A&R Trust Agreement in order to reduce the Sponsor’s Fee to 0.35%, effective as of the Uplisting Date. As a result, effective December 2, 2025, the Sponsor’s Fee was lowered from 2.5% to 0.35%. In accordance with the Trust Agreement governing the Trust, the Trust pays a fee to the Sponsor, calculated as 0.35% of the aggregate value of the Trust’s assets, less its liabilities (which include any accrued but unpaid expenses up to, but excluding, the date of calculation), as calculated and published by the Sponsor or its delegates in the manner set forth in the Trust Agreement (the “Sponsor’s Fee”). The Sponsor’s Fee accrues daily in U.S. dollars and is payable in LINK, daily in arrears. The amount of LINK payable in respect of each daily U.S. dollar accrual will be determined by reference to the same U.S. dollar value of LINK used to determine such accrual. For purposes of these financial statements, the U.S. dollar value of LINK is determined by reference to the Digital Asset Trading Platform Market that the Trust considers its principal market as of 4:00 p.m., New York time, on each valuation date. The Trust held no Incidental Rights or IR Virtual Currency as of December 31, 2025 and 2024. No Incidental Rights or IR Virtual Currencies have been distributed in payment of the Sponsor’s Fee during the years ended December 31, 2025 and 2024.

As partial consideration for receipt of the Sponsor’s Fee, the Sponsor is obligated under the Trust Agreement to assume and pay all fees and other expenses incurred by the Trust in the ordinary course of its affairs, excluding taxes, but including marketing fees; administrator fees, if any; custodian fees; transfer agent fees; trustee fees; the fees and expenses related to the listing, quotation or trading of the Shares on any secondary market (including customary legal, marketing and audit fees and expenses) in an amount up to $600,000 in any given fiscal year; ordinary course legal fees and expenses; audit fees; regulatory fees, including, if applicable, any fees relating to the registration of the Shares under the Securities Act or the Exchange Act; printing and mailing costs; the costs of maintaining the Trust’s website and applicable license fees (together, the “Sponsor-paid Expenses”), provided that any expense that qualifies as an Additional Trust Expense will be deemed to be an Additional Trust Expense and not a Sponsor-paid Expense.

The Trust may incur certain extraordinary, non-recurring expenses that are not Sponsor-paid Expenses, including, but not limited to, taxes and governmental charges, expenses and costs of any extraordinary services performed by the Sponsor (or any other service provider) on behalf of the Trust to protect the Trust or the interests of shareholders, any indemnification of the Custodian or other agents, service providers or counterparties of the Trust, the fees and expenses related to the listing, quotation or trading of the Shares on any secondary market (including legal, marketing and audit fees and expenses) to the extent exceeding $600,000 in any given fiscal year and extraordinary legal fees and expenses, including any legal fees and expenses incurred in connection with litigation, regulatory enforcement or investigation matters (collectively “Additional Trust Expenses”). In such circumstances, the Sponsor or its delegate (i) will instruct the Custodian to withdraw from the Vault Balance LINK in such quantity as may be necessary to permit payment of such Additional Trust Expenses and (ii) may either (x) cause the Trust (or its delegate) to convert such LINK into U.S. dollars or other fiat currencies at the Actual Exchange Rate or (y) when the Sponsor incurs such expenses on behalf of the Trust, cause the Trust (or its delegate) to deliver such LINK in kind to the Sponsor, in each case in such quantity as may be necessary to permit payment of such Additional Trust Expenses.

The Sponsor, from time to time, may temporarily waive all or a portion of the Sponsor’s Fee of the Trust in its discretion for stated periods of time. Effective December 2, 2025, the Sponsor has determined to waive a portion of the Sponsor’s Fee until the earlier of (x) March 2, 2026 and (y) the first date on which the NAV of the Trust exceeds $1.0 billion (such period, the “Fee Waiver Period”). If the Trust’s NAV exceeds $1.0 billion prior to March 2, 2026, the Sponsor’s Fee charged on assets over $1.0 billion would have become 0.35%. All investors will incur the same Sponsor’s Fee, which is the weighted average of those fee rates. Following the expiration of the Fee Waiver Period on March 2, 2026, the effective Sponsor’s Fee is now 0.35%. Prior to the Fee Waiver Period, for the period from January 1, 2025 until December 1, 2025, the Trust incurred Sponsor’s Fees of $489,062. For the year ended December 31, 2024 the Trust incurred Sponsor’s Fees of $293,245. As of December 31, 2025 and 2024, there were no accrued and unpaid Sponsor’s Fees. In addition, the Sponsor may pay Additional Trust Expenses on behalf of the Trust, which are reimbursable by the Trust to the Sponsor. For the years ended December 31, 2025 and 2024, the Sponsor did not pay any Additional Trust Expenses on behalf of the Trust.

7. Risks and Uncertainties

The Trust is subject to various risks including market risk, liquidity risk, and other risks related to its concentration in a single asset, LINK. Investing in LINK is currently highly speculative and volatile.

The Principal Market NAV of the Trust, calculated by reference to the principal market price in accordance with U.S. GAAP, relates primarily to the value of LINK held by the Trust, and fluctuations in the price of LINK could materially and adversely affect an investment in the Shares of the Trust. The price of LINK has a limited history. During such history, LINK prices have been volatile and subject to influence by many factors, including the levels of liquidity. If Digital Asset Markets continue to experience significant price fluctuations, the Trust may experience losses. Several factors may affect the price of LINK, including, but not limited to, global LINK supply and demand, theft of LINK from global trading platforms or vaults, competition from other forms of digital currency or payment services, global or regional political, economic or financial conditions, and other unforeseen events and situations.

The LINK held by the Trust are commingled, and the Trust’s shareholders have no specific rights to any specific LINK. In the event of the insolvency of the Trust, its assets may be inadequate to satisfy a claim by its shareholders.

There is currently no clearing house for LINK, nor is there a central or major depository for the custody of LINK. There is a risk that some or all of the Trust’s LINK could be lost or stolen. There can be no assurance that the Custodian will maintain adequate insurance or that such coverage will cover losses with respect to the Trust’s LINK. Further, transactions in LINK are irrevocable. Stolen or incorrectly transferred LINK may be irretrievable. As a result, any incorrectly executed LINK transactions could adversely affect an investment in the Shares.

The SEC, at least under the prior administration, has stated that certain digital assets may be considered “securities” under the federal securities laws. The test for determining whether a particular digital asset is a “security” is complex and difficult to apply, and the outcome is difficult to predict. A number of SEC and SEC staff actions with respect to a variety of digital assets demonstrate this difficulty. For example, public though non-binding, statements by senior officials at the SEC have indicated that the SEC did not consider Bitcoin or Ether to be securities, and does not currently consider Bitcoin to be a security. Moreover, in a recent settlement with another market participant relating to allegations that it acted as an unregistered broker-dealer for facilitating trading in certain digital assets, the SEC highlighted that the firm would cease trading in all digital assets other than Bitcoin, Bitcoin Cash and Ether—activity that, if the SEC believed Ether was presently a security—would continue to constitute unregistered brokerage activity. The SEC staff has also provided informal assurances via no-action letter to a handful of promoters that their digital assets are not securities. Moreover, the SEC’s Division of Corporation Finance has published statements that it does not consider, under certain circumstances, “meme coins” or some stablecoins to be securities. However, such statements may be withdrawn at any time without notice and comment by the Division of Corporation Finance at the SEC or the SEC itself. In addition, the SEC has brought enforcement actions against the issuers and promoters of several other digital assets on the basis that the digital assets in question are securities and has not formally or explicitly confirmed that it does not deem Ether to be a security. These developments demonstrate the difficulty in applying the federal securities laws to digital assets generally. In January 2025, the SEC launched a crypto task force dedicated to developing a comprehensive and clear regulatory framework for digital assets led by Commissioner Hester Peirce. Subsequently, Commissioner Peirce announced a list of specific priorities to further that initiative, which included pursuing final rules related to a digital asset’s security status, a revised path to registered offerings and listings for digital assets-based investment vehicles, and clarity regarding digital asset custody, lending, and staking. On July 31, 2025, Chairman Atkins announced “Project Crypto,” a Commission-wide initiative to modernize securities rules for digital assets, reshore innovation in the United States, and implement the recommendations of the working group report. Chairman Atkins had directed the SEC’s policy divisions to work with the Crypto Task Force to draft “clear and simple rules of the road for crypto asset distributions, custody, and trading,” and the Commission and SEC staff will also consider using interpretive, exemptive, and other authorities with respect to digital asset markets. However, the efforts of the crypto task force have only just begun, and how or whether the SEC regulates digital asset activity in the future remains to be seen.

If LINK is determined to be a “security” under federal or state securities laws by the SEC or any other agency, or in a proceeding in a court of law or otherwise, it may have material adverse consequences for LINK. For example, it may become more difficult for LINK to be traded, cleared and custodied as compared to other digital assets that are not considered to be securities, which could, in turn, negatively affect the liquidity and general acceptance of LINK and cause users to migrate to other digital assets. As such, any determination that LINK is a security under federal or state securities laws may adversely affect the value of LINK and, as a result, an investment in the Shares.

In addition, if LINK is in fact a security, the Trust could be considered an unregistered “investment company” under the Investment Company Act of 1940, which could necessitate the Trust’s liquidation. In this case, the Trust and the Sponsor may be deemed to have participated in an illegal offering of securities and there is no guarantee that the Sponsor will be able to register the Trust under the Investment Company Act of 1940 at such time or take such other actions as may be necessary to ensure the Trust’s activities comply with applicable law, which could force the Sponsor to liquidate the Trust.

To the extent a private key, held by the Custodian required to access an address on the Chainlink Network holding LINK is lost, destroyed or otherwise compromised and no backup of the private keys are accessible, the Trust may be unable to access the LINK controlled by the private key and the private key will not be capable of being restored by the Chainlink Network. The processes by which LINK transactions are settled are dependent on the Chainlink peer-to-peer network, and as such, the Trust is subject to operational risk. A risk also exists with respect to previously unknown technical vulnerabilities, which may adversely affect the value of LINK.

The Trust relies on third-party service providers to perform certain functions essential to its operations. Any disruptions to the Trust’s service providers’ business operations resulting from business failures, financial instability, security failures, government mandated regulation or operational problems could have an adverse impact on the Trust’s ability to access critical services and be disruptive to the operations of the Trust.

The Sponsor and the Trust may be subject to various litigation, regulatory investigations, and other legal proceedings that arise in the ordinary course of its business.

8. Quarterly Statements of Operations

Fiscal Year Ended December 31, 2025

	Three Months Ended (unaudited)
(Amounts in thousands)	Mar-31, 2025		Jun-30, 2025	Sept-30, 2025	Dec-31, 2025	Year Ended December 31, 2025
Expenses
Sponsor’s Fee, related party	$133		$104	$160	$112	$509
Gross Expenses	133	-	104	160	112	509
Sponsor’s Fee Waiver, related party	-		-	-	(20)	(20)
Net Expenses	133	-	104	160	92	489
Net investment loss	(133)	-	(104)	(160)	(92)	(489)
Net realized and unrealized (loss) gain from:
Net realized (loss) gain on investment in LINK sold to pay expenses	(5)		(38)	10	(15)	(48)
Net change in unrealized appreciation/depreciation on investment in LINK	(7,646)		183	9,416	(20,842)	(18,889)
Net realized and unrealized (loss) gain on investment	(7,651)		145	9,426	(20,857)	(18,937)
Net (decrease) increase in net assets resulting from operations	(7,784)		41	9,266	(20,949)	(19,426)

Fiscal Year Ended December 31, 2024

	Three Months Ended (unaudited)
(Amounts in thousands)	Mar-31, 2024	Jun-30, 2024	Sept-30, 2024	Dec-31, 2024	Year Ended December 31, 2024
Expenses
Sponsor's Fee, related party	$39	$72	$69	$113	$293
Net investment loss	$(39)	$(72)	$(69)	$(113)	$(293)
Net realized and unrealized gain (loss) from:
Net realized loss on investment in LINK sold to pay expenses	(19)	(28)	(49)	(15)	(111)
Net change in unrealized appreciation/depreciation on investment in LINK	1,143	(3,238)	(1,650)	8,371	4,626
Net realized and unrealized gain (loss) on investment	1,124	(3,266)	(1,699)	8,356	4,515
Net increase (decrease) in net assets resulting from operations	$1,085	$(3,338)	$(1,768)	$8,243	$4,222

9. Financial Highlights Per Share Performance

	Years Ended December 31,
	2025	2024	2023
Per Share Data:
Principal Market NAV, beginning of year	$18.13	$14.07	$5.33
Net (decrease) increase in net assets from investment operations:
Net investment loss	(0.28)	(0.35)	(0.19)
Net realized and unrealized (loss) gain	(6.98)	4.41	8.93
Net (decrease) increase in net assets resulting from operations	(7.26)	4.06	8.74
Principal Market NAV, end of year	$10.87	$18.13	$14.07
Total return	-40.04%	28.86%	163.98%
Ratios to average net assets:
Net investment loss	-1.93%	-2.50%	-2.50%
Gross expenses	-2.01%	-2.50%	-2.50%
Net expenses	-1.93%	-2.50%	-2.50%

An individual shareholder’s return, ratios, and per Share performance may vary from those presented above based on the timing of Share transactions. The amount shown for a Share outstanding throughout the period may not correlate with the Statement of Operations for the period due to the number of Shares issued in Creations occurring at an operational value derived from an operating metric as defined in the Trust Agreement.

Total return is calculated assuming an initial investment made at the Principal Market NAV at the beginning of the period and assuming redemption on the last day of the period.

10. Indemnifications

In the normal course of business, the Trust enters into certain contracts that provide a variety of indemnities, including contracts with the Sponsor and affiliates of the Sponsor, DCG and its officers, directors, employees, subsidiaries and affiliates, and the Custodian as well as others relating to services provided to the Trust. The Trust’s maximum exposure under these and its other indemnities is unknown. However, no liabilities have arisen under these indemnities in the past and, while there can be no assurances in this regard, there is no expectation that any will occur in the future. Therefore, the Sponsor does not consider it necessary to record a liability in this regard.

11. Subsequent Events

Following the expiration of the three-month Sponsor’s Fee waiver on March 2, 2026, the effective Sponsor’s Fee is now 0.35%.

As of the close of business on March 6, 2026, the fair value of LINK determined in accordance with the Trust’s accounting policy was $8.78 per LINK.

There are no known events that have occurred that require disclosure other than that which has already been disclosed in these notes to the financial statements.