Form 10-Q
period 2026-06-30
Grayscale Chainlink Trust ETF
filed 2026-08-07
CIK 1852025

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2026

or

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

Number of Shares of the registrant outstanding as of August 3, 2026: 11,772,010

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

A glossary of industry and other defined terms is included in this Quarterly Report, beginning on page 27.

PART I – FINANCIAL INFORMATION:

Item 1. Financial Statements (Unaudited)

GRAYSCALE CHAINLINK TRUST ETF

STATEMENTS OF ASSETS AND LIABILITIES (UNAUDITED)

(Amounts in thousands, except Share and per Share amounts)

	June 30, 2026	December 31, 2025
Assets:
Investment in LINK, at fair value (cost $131,020 and $91,848 as of June 30, 2026 and December 31, 2025, respectively)	$72,222	$73,816
Total assets	$72,222	$73,816
Liabilities:
Sponsor’s Fee payable, related party	$-	$-
Total liabilities	-	-
Net assets	$72,222	$73,816
Shares issued and outstanding, no par value (unlimited Shares authorized)	11,312,010	6,792,010
Principal Market NAV per Share	$6.38	$10.87

See accompanying notes to the unaudited financial statements.

GRAYSCALE CHAINLINK TRUST ETF

SCHEDULES OF INVESTMENT (UNAUDITED)

(Amounts in thousands, except quantity of LINK and percentages)

June 30, 2026
	Quantity of LINK	Cost	Fair Value	% of Net Assets
Investment in LINK	10,030,901.11474850	$131,020	$72,222	100%
Total Investment		$131,020	$72,222	100%
Net assets			$72,222	100%

December 31, 2025
	Quantity of LINK	Cost	Fair Value	% of Net Assets
Investment in LINK	6,029,727.09056249	$91,848	$73,816	100%
Total Investment		$91,848	$73,816	100%
Net assets			$73,816	100%

See accompanying notes to the unaudited financial statements.

GRAYSCALE CHAINLINK TRUST ETF

STATEMENTS OF OPERATIONS (UNAUDITED)

(Amounts in thousands)

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Investment income:
Investment income	$-	$-	$-	$-
Expenses:
Sponsor’s Fee, related party	73	104	136	237
Gross expenses	73	104	136	237
Sponsor's Fee Waiver, related party	-	-	(43)	-
Net expenses	73	104	93	237
Net investment loss	(73)	(104)	(93)	(237)
Net realized and unrealized (loss) gain from:
Net realized loss on investment in LINK sold to pay expenses	(36)	(38)	(47)	(43)
Net realized loss on investment in LINK sold for redemption of Shares	(320)	-	(320)	-
Net change in unrealized appreciation/depreciation on investment in LINK	(16,409)	183	(40,766)	(7,463)
Net realized and unrealized (loss) gain on investment	(16,765)	145	(41,133)	(7,506)
Net (decrease) increase in net assets resulting from operations	$(16,838)	$41	$(41,226)	$(7,743)

See accompanying notes to the unaudited financial statements.

GRAYSCALE CHAINLINK TRUST ETF

STATEMENTS OF CHANGES IN NET ASSETS (UNAUDITED)

(Amounts in thousands, except change in Shares outstanding)

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
(Decrease) increase in net assets from operations:
Net investment loss	$(73)	$(104)	$(93)	$(237)
Net realized loss on investment in LINK sold to pay expenses	(36)	(38)	(47)	(43)
Net realized loss on investment in LINK sold for redemption of Shares	(320)	-	(320)	-
Net change in unrealized appreciation/depreciation on investment in LINK	(16,409)	183	(40,766)	(7,463)
Net (decrease) increase in net assets resulting from operations	(16,838)	41	(41,226)	(7,743)
Increase in net assets from capital share transactions:
Shares issued	16,489	360	40,123	1,592
Shares redeemed	(491)	-	(491)	-
Net increase in net assets resulting from capital share transactions	15,998	360	39,632	1,592
Total (decrease) increase in net assets from operations and capital share transactions	(840)	401	(1,594)	(6,151)
Net assets:
Beginning of period	73,062	15,885	73,816	22,437
End of period	$72,222	$16,286	$72,222	$16,286
Change in Shares outstanding:
Shares outstanding at beginning of period	9,392,010	1,300,510	6,792,010	1,237,510
Shares issued	1,990,000	32,300	4,590,000	95,300
Shares redeemed	(70,000)	-	(70,000)	-
Net increase in Shares	1,920,000	32,300	4,520,000	95,300
Shares outstanding at end of period	11,312,010	1,332,810	11,312,010	1,332,810

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

Grayscale Investments, LLC (“GSI”) was the sponsor of the Trust before January 1, 2025, Grayscale Operating, LLC (“GSO”) was the co-sponsor of the Trust from January 1, 2025 to May 3, 2025, and Grayscale Investments Sponsors, LLC (“GSIS” or the “Sponsor”) was the co-sponsor of the Trust from January 1, 2025 to May 3, 2025 and is the sole remaining sponsor thereafter. GSI was, and each of GSO and GSIS are, a consolidated subsidiary of Digital Currency Group, Inc. (“DCG”). The Sponsor is responsible for the day-to-day administration of the Trust pursuant to the provisions of the Trust Agreement. The Sponsor is responsible for preparing and providing annual and quarterly reports on behalf of the Trust to investors and is also responsible for selecting and monitoring the Trust’s service providers. As partial consideration for the Sponsor’s services, the Trust pays the Sponsor a Sponsor’s Fee as discussed in Note 6. The Sponsor also acts as the sponsor and manager of other single-asset and diversified investment products, each of which is an affiliate of the Trust. Information related to the affiliated investment products can be found on the Sponsor’s website at www.grayscale.com/resources/regulatory-filings. Any information contained on or linked from such website is not part of nor incorporated by reference into these unaudited financial statements.

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

Prior to December 2, 2025, the Trust’s Shares had traded on OTC Markets since May 16, 2022. Until December 1, 2025, the Trust’s trading symbol on OTCQX was “GLNK.” On December 2, 2025, Shares of the Trust began trading on NYSE Arca following the effectiveness of the Trust’s registration statement on Form S-1, as amended (File No. 333-290091). The Trust’s trading symbol on NYSE Arca is “GLNK” and the CUSIP number for its Shares is 38963V106.

2. Summary of Significant Accounting Policies

In the opinion of management of the Sponsor of the Trust, all adjustments (which include normal recurring adjustments) necessary to present fairly the financial position as of June 30, 2026 and December 31, 2025 and results of operations for the three and six months ended June 30, 2026 and 2025 have been made. The results of operations for the periods presented are not necessarily indicative of the results of operations expected for the full year. These unaudited financial statements should be read in conjunction with the audited financial statements for the year ended December 31, 2025 included in our Annual Report.

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

		Fair Value Measurement Using
(Amounts in thousands)	Amount at Fair Value	Level 1	Level 2	Level 3
June 30, 2026
Assets
Investment in LINK	$72,222	$72,222	$-	$-
December 31, 2025
Assets
Investment in LINK	$73,816	$73,816	$-	$-

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

3. Fair Value of LINK

LINK is held by the Custodian on behalf of the Trust and is carried at fair value. As of June 30, 2026 and December 31, 2025, the Trust held 10,030,901.11474850 and 6,029,727.09056249 LINK, respectively.

The Trust determined the fair value per LINK to be $7.20 and $12.24 on June 30, 2026 and December 31, 2025, respectively, using the price provided at 4:00 p.m., New York time, by the Digital Asset Trading Platform Market considered to be the Trust’s principal market (Coinbase).

The following represents the changes in quantity of LINK and the respective fair value:

(Amounts in thousands, except LINK amounts)	Quantity	Fair Value
Balance at December 31, 2024	1,124,121.80959187	$22,437
LINK contributed	86,218.66612217	1,592
LINK distributed for Sponsor’s Fee, related party	(14,567.72294041)	(237)
Net change in unrealized appreciation/depreciation on investment in LINK	-	(7,463)
Net realized loss on investment in LINK sold to pay expenses	-	(43)
Balance at June 30, 2025	1,195,772.75277363	$16,286

(Amounts in thousands, except LINK amounts)	Quantity	Fair Value
Balance at December 31, 2025	6,029,727.09056249	$73,816
LINK contributed	4,073,719.09249108	40,123
LINK redeemed	(62,077.11494943)	(491)
LINK distributed for Sponsor’s Fee, related party	(10,467.95335564)	(93)
Net change in unrealized appreciation/depreciation on investment in LINK	-	(40,766)
Net realized loss on investment in LINK sold to pay expenses	-	(47)
Net realized loss on investment in LINK sold for redemption of Shares	-	(320)
Balance at June 30, 2026	10,030,901.11474850	$72,222

4. Creations and Redemptions of Shares

The Trust creates and redeems Shares from time to time, but only in one or more Baskets issued to the Authorized Participant in exchange for the delivery of LINK to the Trust or the distribution of LINK by the Trust. The amount of LINK required for each Creation Basket or Redemption Basket is determined by dividing (x) the amount of LINK owned by the Trust at 4:00 p.m., New York time, on such trade date of a creation or redemption order, after deducting the amount of LINK representing the U.S. dollar value of accrued but unpaid fees and expenses of the Trust, by (y) the number of Shares outstanding at such time and multiplying the quotient obtained by 10,000. Each Share represented approximately 0.8867 and 0.8878 of one LINK at June 30, 2026 and December 31, 2025, respectively. The decrease in the amount of LINK represented by each Share is primarily a result of the periodic withdrawal of LINK to pay the Sponsor’s Fee.

As of the date of this Quarterly Report, Authorized Participants may submit orders to create or redeem Shares through transactions that are referred to as “cash orders” or “in-kind orders”, in accordance with the agreements with Authorized Participants.

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Activity in Number of Shares Issued and Redeemed:
Shares issued	1,990,000	32,300	4,590,000	95,300
Shares redeemed	(70,000)	-	(70,000)	-
Net Change in Number of Shares Issued and Redeemed	1,920,000	32,300	4,520,000	95,300

	Three Months Ended June 30,		Six Months Ended June 30,
(Amounts in thousands)	2026	2025	2026	2025
Activity in Value of Shares Issued and Redeemed:
Shares issued	$16,489	$360	$40,123	$1,592
Shares redeemed	(491)	-	(491)	-
Net Change in Value of Shares Issued and Redeemed	$15,998	$360	$39,632	$1,592

LINK receivable represents the value of LINK covered by contractually binding orders for the creation of Shares where the LINK has not yet been transferred to the Trust’s account. Generally, ownership of the LINK is transferred within no more than two business days of the trade date.

	As of June 30,
(Amounts in thousands)	2026	2025
LINK receivable	$-	$-

LINK payable represents the value of LINK covered by contractually binding orders for the redemption of Shares where the LINK has not yet been transferred out of the Trust’s account. Generally, ownership of the LINK is transferred within no more than two business days of the trade date.

	As of June 30,
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

In accordance with U.S. GAAP, the Trust has defined the threshold for recognizing the benefits of tax positions in the financial statements as “more-likely-than-not” to be sustained by the applicable taxing authority and requires measurement of a tax position meeting the “more-likely-than-not” threshold, based on the largest benefit that is more than 50% likely to be realized. Tax positions deemed to meet the “more-likely-than-not” threshold are recorded as a tax benefit in the current period. As of, and during the periods ended June 30, 2026 and December 31, 2025, the Trust did not have a liability for any unrecognized tax amounts. However, the Sponsor’s conclusions concerning its determination of “more-likely-than-not” tax positions may be subject to review and adjustment at a later date based on factors including, but not limited to, further implementation guidance, and ongoing analyses of and changes to tax laws, regulations and interpretations thereof.

The Sponsor of the Trust has evaluated whether or not there are uncertain tax positions that require financial statement recognition and has determined that no reserves for uncertain tax positions related to federal, state and local income taxes existed as of June 30, 2026 or December 31, 2025.

6. Related Parties

The Trust considered the following entities, their directors, and certain employees to be related parties of the Trust as of June 30, 2026: DCG, GSO, GSIS, and Grayscale Securities, LLC. As of June 30, 2026 and December 31, 2025, 6,368 and 80,736 Shares of the Trust were held by related parties of the Trust, respectively.

On December 1, 2025, the Sponsor and the Trustee entered into Amendment No. 1 to the Second Amended and Restated Trust Agreement in order to reduce the Sponsor’s Fee to 0.35%, effective as of the Uplisting Date. As a result, effective December 2, 2025, the Sponsor’s Fee was lowered from 2.5% to 0.35%. In accordance with the Trust Agreement governing the Trust, the Trust pays a fee to the Sponsor, calculated as 0.35% of the aggregate value of the Trust’s assets, less its liabilities (which include any accrued but unpaid expenses up to, but excluding, the date of calculation), as calculated and published by the Sponsor or its delegates in the manner set forth in the Trust Agreement (the “Sponsor’s Fee”). The Sponsor’s Fee accrues daily in U.S. dollars and is payable in LINK, daily in arrears. The amount of LINK payable in respect of each daily U.S. dollar accrual will be determined by reference to the same U.S. dollar value of LINK used to determine such accrual. For purposes of these financial statements, the U.S. dollar value of LINK is determined by reference to the Digital Asset Trading Platform Market that the Trust considers its principal market as of 4:00 p.m., New York time, on each valuation date. The Trust held no Incidental Rights or IR Virtual Currency as of June 30, 2026 and December 31, 2025. No Incidental Rights or IR Virtual Currencies have been distributed in payment of the Sponsor’s Fee during the three and six months ended June 30, 2026 and 2025.

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

For the three months ended June 30, 2026 and 2025, the Trust incurred Sponsor’s Fees of $72,851 and $104,566, respectively. For the period from the Sponsor’s Fee Waiver Expiration Date through June 30, 2026 and the six months ended June 30, 2025, the Trust incurred Sponsor’s Fees of $135,810 and $237,397, respectively. As of June 30, 2026 and December 31, 2025, there were no accrued and unpaid Sponsor’s Fees. In addition, the Sponsor may pay Additional Trust Expenses on behalf of the Trust, which are reimbursable by the Trust to the Sponsor. For the three and six months ended June 30, 2026 and 2025, the Sponsor did not pay any Additional Trust Expenses on behalf of the Trust.

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

8. Financial Highlights Per Share Performance

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Per Share Data:
Principal Market NAV, beginning of period	$7.78	$12.21	$10.87	$18.13
Net (decrease) increase in net assets from investment operations:
Net investment loss	(0.01)	(0.08)	(0.01)	(0.18)
Net realized and unrealized (loss) gain	(1.39)	0.09	(4.48)	(5.73)
Net (decrease) increase in net assets resulting from operations	(1.40)	0.01	(4.49)	(5.91)
Principal Market NAV, end of period	$6.38	$12.22	$6.38	$12.22
Total return	-17.99%	0.08%	-41.31%	-32.60%
Ratios to average net assets:
Net investment loss	-0.35%	-2.50%	-0.24%	-2.50%
Gross expenses	-0.35%	-2.50%	-0.35%	-2.50%
Net expenses	-0.35%	-2.50%	-0.24%	-2.50%

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

10. Subsequent Events

The Sponsor has evaluated all subsequent events through the issuance of the financial statements and has noted no other events requiring adjustment or additional disclosure in the financial statements.

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

Review of Financial Results (unaudited)

Financial Highlights for the Three and Six Months Ended June 30, 2026 and 2025

(All amounts in the following table and the subsequent paragraphs, except Share, LINK and price of LINK amounts, are in thousands)

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Net realized and unrealized (loss) gain on investment in LINK	$(16,765)	$145	$(41,133)	$(7,506)
Net (decrease) increase in net assets resulting from operations	$(16,838)	$41	$(41,226)	$(7,743)
Net assets(1)	$72,222	$16,286	$72,222	$16,286
(1)
Net assets in the above table and subsequent paragraphs are calculated in accordance with U.S. GAAP based on the Digital Asset Market price of LINK on the Digital Asset Trading Platform that the Trust considered its principal market, as of 4:00 p.m., New York time, on the valuation date.

Net realized and unrealized loss on investment in LINK for the three months ended June 30, 2026 was ($16,765), which includes a realized loss of ($36) on the transfer of LINK to pay the Sponsor’s Fee, a realized loss of ($320) on the sale of LINK to meet redemptions, and net change in unrealized appreciation/depreciation on investment in LINK of ($16,409). Net realized and unrealized loss on investment in LINK for the period was driven by LINK price depreciation from $8.77 per LINK as of March 31, 2026, to $7.20 per LINK as of June 30, 2026. Net decrease in net assets resulting from operations was ($16,838) for the three months ended June 30, 2026, which consisted of the net realized and unrealized loss on investment in LINK, plus the net investment loss of $73. Net assets decreased to $72,222 at June 30, 2026, a 1% decrease for the three-month period. The decrease in net assets resulted from the aforementioned LINK price depreciation, the redemption of approximately 62,077 LINK with a value of $491 from the Trust, and the withdrawal of approximately 8,219 LINK to pay the foregoing Sponsor’s Fee, partially offset by the contribution of approximately 1,765,589 LINK with a value of $16,489 to the Trust in connection with Share creations during the period.

Net realized and unrealized gain on investment in LINK for the three months ended June 30, 2025 was $145, which includes a realized loss of ($38) on the transfer of LINK to pay the Sponsor’s Fee and net change in unrealized appreciation/depreciation on investment in LINK of $183. Net realized and unrealized gain on investment in LINK for the period was driven by LINK price appreciation from $13.53 per LINK as of March 31, 2025, to $13.62 per LINK as of June 30, 2025. Net increase in net assets resulting from operations was $41 for the three months ended June 30, 2025, which consisted of the net realized and unrealized gain on investment in LINK, less the Sponsor’s Fee of $104. Net assets increased to $16,286 at June 30, 2025, a 3% increase for the three-month period. The increase in net assets resulted from the aforementioned LINK price appreciation and the contribution of approximately 29,121 LINK with a value of $360 to the Trust in connection with Share creations during the period, partially offset by the withdrawal of approximately 7,437 LINK to pay the foregoing Sponsor’s Fee

Net realized and unrealized loss on investment in LINK for the six months ended June 30, 2026 was ($41,133), which includes a realized loss of ($47) on the transfer of LINK to pay the Sponsor’s Fee, a realized loss of ($320) on the sale of LINK to meet redemptions, and net change in unrealized appreciation/depreciation on investment in LINK of ($40,766). Net realized and unrealized loss on investment in LINK for the period was driven by LINK price depreciation from $12.24 per LINK as of December 31, 2025, to $7.20 per LINK as of June 30, 2026. Net decrease in net assets resulting from operations was ($41,226) for the six months ended June 30, 2026, which consisted of the net realized and unrealized loss on investment in LINK, plus the net investment loss of $93. Net assets decreased to $72,222 at June 30, 2026, a 2% decrease for the six-month period. The decrease in net assets resulted from the aforementioned LINK price depreciation, the redemption of approximately 62,077 LINK with a value of $491 from the Trust, and the withdrawal of approximately 10,468 LINK to pay the foregoing Sponsor’s Fee, partially offset by the contribution of approximately 4,073,719 LINK with a value of $40,123 to the Trust in connection with Share creations during the period.

Net realized and unrealized loss on investment in LINK for the six months ended June 30, 2025 was ($7,506), which includes a realized loss of ($43) on the transfer of LINK to pay the Sponsor’s Fee and net change in unrealized appreciation/depreciation on investment in LINK of ($7,463). Net realized and unrealized gain on investment in LINK for the period was driven by LINK price depreciation from $19.96 per LINK as of December 31, 2024, to $13.62 per LINK as of June 30, 2025. Net decrease in net assets resulting from operations was ($7,743) for the six months ended June 30, 2025, which consisted of the net realized and unrealized loss on investment in LINK, plus the Sponsor’s Fee of $237. Net assets decreased to $16,286 at June 30, 2025, a 27% decrease for the six-month period. The decrease in net assets resulted from the aforementioned LINK price depreciation and the withdrawal of approximately 14,568 LINK to pay the foregoing Sponsor’s Fee, partially offset by the contribution of approximately 86,219 LINK with a value of $1,592 to the Trust in connection with Share creations during the period.

Cash Resources and Liquidity

The Trust only receives and holds cash in order to facilitate creations and redemptions pursuant to Cash Orders, and has not otherwise had or maintained a cash balance at any time since the commencement of operations. When selling LINK in the Digital Asset Market to pay Additional Trust Expenses on behalf of the Trust, the Sponsor endeavors to sell the exact amount of LINK needed to pay expenses in order to minimize the Trust’s holdings of assets other than LINK. In addition, upon the consummation or deemed failure of a Cash Order to create or redeem Baskets, the Trust will promptly return any excess cash it continues to hold with respect to such Cash Order to the applicable counterparty. As a consequence, the Sponsor expects that the Trust will not record any cash flow from its operations and that its cash balance will be zero at the end of each reporting period. Furthermore, the Trust is not a party to any off-balance sheet arrangements.

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

The Trust is not aware of any trends, demands, conditions or events that are reasonably likely to result in material changes to its liquidity needs.

Selected Operating Data

	As of June 30,
	2026	2025
Price of LINK on principal market	$7.20	$13.62
Principal Market NAV per Share(1)	$6.38	$12.22
Principal Market NAV(1)	$72,222,488	$16,286,425
Index Price	$7.20	$13.63
NAV per Share(2)	$6.39	$12.23
NAV(2)	$72,250,735	$16,298,383

(1)
The Principal Market NAV and Principal Market NAV per Share are calculated using the fair value of LINK based on the price provided by the Digital Asset Trading Platform that the Trust considered its principal market, as of 4:00 p.m., New York time, on the valuation date, in accordance with U.S. GAAP.
(2)
The Trust’s NAV and NAV per Share are derived from the Index Price as represented by the Index as of 4:00 p.m., New York time, on the valuation date. The Trust’s NAV per Share is calculated using a non-GAAP methodology where the price is derived from multiple Digital Asset Trading Platforms. The Digital Asset Trading Platforms included in the Index (the “Constituent Trading Platforms”) as of June 30, 2026 were Binance, Bitstamp by Robinhood, Bybit, Crypto.com, Gate, Gemini, HashKey, Kraken, LMAX Digital, OKX and OSL. The Digital Asset Trading Platforms included in the Index as of June 30, 2025 were Coinbase, Crypto.com, and Kraken. See “Item 1. Business—Overview of the Chainlink Industry and Market—LINK Value—The Index and the Index Price” in our Annual Report for a description of the Index and the Index Price.

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

The Trust’s performance prior to December 2, 2025 is based on market-determined prices on OTC Markets and on the Trust’s performance without an ongoing share creation and redemption program. Prior to December 2, 2025, the Trust’s Shares traded at both premiums and discounts to the value of the Trust’s assets, less its expenses and other liabilities, which at times were substantial, in part due to the lack of an ongoing redemption program. Effective as of December 2, 2025, the Trust established an ongoing share creation and redemption program and the Shares of the Trust were listed to NYSE Arca. Hence, the Trust’s performance for periods prior to December 2, 2025 is not directly comparable to, and should not be used to make conclusions in conjunction with, the Trust’s performance for periods subsequent to December 2, 2025.

The following chart illustrates the movement in the Trust’s NAV per Share (as adjusted for the Reverse Share Split effective March 18, 2022) versus the Index Price and the Trust’s Principal Market NAV per Share (as adjusted for the Reverse Share Split effective March 18, 2022) from February 26, 2021 (the commencement of the Trust’s operations) to June 30, 2026. For more information on the determination of the Trust’s NAV, see “Item 1. Business—Overview of the Chainlink Industry and Market—LINK Value—The Index and the Index Price” in our Annual Report.

The following table illustrates the movements in the Index Price from July 1, 2021 to June 30, 2026. The Sponsor has not observed a material difference between the Index Price and average prices from the Constituent Trading Platforms as of June 30, 2026, individually or as a group.

		High		Low
Period	Average	Index Price	Date	Index Price	Date	End of period	Last business day
Twelve months ended June 30, 2022	$19.25	$35.32	9/6/2021	$5.54	6/18/2022	$6.03	$6.03
Twelve months ended June 30, 2023	$6.91	$9.22	8/12/2022	$5.10	6/19/2023	$6.31	$6.31
Twelve months ended June 30, 2024	$13.09	$21.26	3/2/2024	$5.77	9/11/2023	$13.97	$14.05
Twelve months ended June 30, 2025	$15.28	$29.59	12/16/2024	$9.31	8/5/2024	$13.63	$13.63
Twelve months ended June 30, 2026	$13.78	$27.19	8/22/2025	$7.17	6/25/2026	$7.20	$7.20
July 1, 2021 to June 30, 2026	$13.66	$35.32	9/6/2021	$5.10	6/19/2023	$7.20	$7.20

The following table illustrates the movements in the Digital Asset Market price of LINK, as reported on the Trust’s principal market, from July 1, 2021 to June 30, 2026.

		High		Low
Period	Average	Digital Asset Market Price	Date	Digital Asset Market Price	Date	End of period	Last business day
Twelve months ended June 30, 2022	$19.25	$35.29	9/6/2021	$5.54	6/18/2022	$6.04	$6.04
Twelve months ended June 30, 2023	$6.92	$9.22	8/12/2022	$5.10	6/19/2023	$6.31	$6.31
Twelve months ended June 30, 2024	$13.09	$21.26	3/2/2024	$5.77	9/11/2023	$13.99	$14.06
Twelve months ended June 30, 2025	$15.28	$29.61	12/16/2024	$9.32	8/5/2024	$13.62	$13.62
Twelve months ended June 30, 2026	$13.78	$27.18	8/22/2025	$7.17	6/25/2026	$7.20	$7.20
July 1, 2021 to June 30, 2026	$13.66	$35.29	9/6/2021	$5.10	6/19/2023	$7.20	$7.20

The following chart sets out the historical closing prices for the Shares as reported by OTC Markets and the Trust’s NAV per Share from May 16, 2022 to December 1, 2025.

GLNK Premium/(Discount): GLNK Share Price vs. NAV per Share (Non-GAAP) ($)

The following chart sets out the historical closing prices for the Shares as reported by NYSE Arca and the Trust’s NAV per Share from December 2, 2025 to June 30, 2026.

GLNK Premium/(Discount): GLNK Share Price vs. NAV per Share (Non-GAAP) ($)

The following chart sets out the historical premium and discount for the Shares calculated as a percentage of the historical closing prices for the Shares as reported by OTC Markets divided by the Trust’s NAV per Share from May 16, 2022 to December 1, 2025.

GLNK Premium/(Discount): GLNK Share Price vs. NAV per Share (Non-GAAP) (%)

The following chart sets out the historical premium and discount for the Shares calculated as a percentage of the historical closing prices for the Shares as reported by NYSE Arca divided by the Trust’s NAV per Share from December 2, 2025 to June 30, 2026.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Although the Trust does not purchase Shares directly from its shareholders, in connection with its redemption of Baskets from Authorized Participants during the three months ended June 30, 2026, the Trust redeemed the following Shares:

Period	Total Number of Shares of GLNK Redeemed	Average Price Paid per Share of GLNK(1)
April 1, 2026 - April 30, 2026	-	$-
May 1, 2026 - May 31, 2026	-	-
June 1, 2026 - June 30, 2026	70,000	7.01
Total	70,000	$7.01
(1)
The Price Paid per Share is based on the NAV per Share, which is derived from the Index Price as represented by the Index as of 4:00 p.m., New York time, on the valuation date. The Trust’s NAV per Share is calculated using a non-GAAP methodology where the price is derived from multiple Digital Asset Trading Platforms.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

None.

Item 6. Exhibits

Exhibit Number	Exhibit Description
31.1

Certification of Principal Executive Officer pursuant to Rule 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as amended, with respect to the Trust’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2026.

31.2

Certification of Principal Financial and Accounting Officer pursuant to Rule 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as amended, with respect to the Trust’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2026.

32.1	Certification of Principal Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, with respect to the Trust’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2026.

32.2

Certification of Principal Financial and Accounting Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, with respect to the Trust’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2026.

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

“NYSE Arca”—NYSE Arca, Inc.

“OTC Markets”—The OTCQX, OTCQB and OTCID tiers of OTC Markets Group Inc.

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

“Redemption Time”—With respect to the redemption of any Shares by the Trust, the time at which the Trust redeems such

Shares.

“Secondary Market”—Any marketplace or other alternative trading system, as determined by the Sponsor, on which the Shares may then be listed, quoted or traded, including but not limited to, NYSE Arca and OTC Markets.

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

Grayscale Investments Sponsors, LLC as Sponsor of Grayscale Chainlink Trust ETF

By:	/s/ Peter Mintzberg
	Name:	Peter Mintzberg
	Title:	Chief Executive Officer (Principal Executive Officer)*

By:	/s/ Kathryn Masci
	Name:	Kathryn Masci
	Title:	Interim Chief Financial Officer (Principal Financial and Accounting Officer)*

Date: August 7, 2026

* The Registrant is a trust and the persons are signing in their capacities as officers of Grayscale Investments Sponsors, LLC, the Sponsor of the Registrant.